Form 10QSB
period 1996-06-30
PHOTRAN CORP
filed 1996-08-13
CIK 894906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

     Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from                    to
                                    ------------------    -----------------


                    Commission file number    000-20731
                                           ---------------


                              PHOTRAN CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                   MINNESOTA                            41-1697628
       (State or Other Jurisdiction of               (I.R.S.  Employer
        Incorporation or Organization)              Identification No.)


                             21875 GRENADA AVENUE
                             LAKEVILLE, MN 55044
                   (Address of Principal Executive Offices)


                                (612) 469-4880
               (Issuer's Telephone Number, Including Area Code)



             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

     Check  whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X  .
    -----    -----


The number of the registrant's common shares outstanding as of August 6, 1996 was 5,134,823

     Transitional Small Business Disclosure Format (check one):

Yes       No   X  .
    -----    -----

                              PHOTRAN CORPORATION

                                  FORM 10QSB

                               TABLE OF CONTENTS


                                                              PAGE
            PART I     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                          Balance Sheets                        3

                          Statements of Operations              4

                          Statements of Cash Flows              5

                          Notes to Financial Statements         6

            Item 2.    Management's Discussion and              8
                       Analysis of Financial Condition
                       and Results of Operations

            PART II    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K        11

            Signature page                                     12


            Exhibit Index                                      13

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PHOTRAN CORPORATION
                           BALANCE SHEETS (UNAUDITED)

                                                                  June 30,      December 31,
                                                                    1996            1995
                                                                ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $  8,073,518    $  1,532,361
   Accounts receivable                                             1,094,881         808,549
   Costs and earnings in excess of billings                          410,000
   Inventory                                                       1,347,700       1,420,048
   Equipment held for sale                                         4,569,547       3,203,314
   Prepaid expense                                                    94,128          14,527
                                                                ------------    ------------
         Total current assets                                     15,589,774       6,978,799

PROPERTY AND EQUIPMENT, net                                        9,332,813       6,995,381

DEFERRED FINANCING COSTS                                                             191,990

OTHER ASSETS                                                          26,485          26,485
                                                                ------------    ------------
                                                                $ 24,949,072    $ 14,192,655
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bridge financing                                                             $  4,000,000
   Line of credit                                                                  1,916,480
   Line of credit                                                                    225,000
   Current portion of long term debt,
      notes payable, and capital lease obligations              $    246,599       1,041,547
   Accounts payable                                                  813,414       1,195,833
   Accrued expenses                                                  144,650         261,221
   Customer advances                                               1,555,435       1,555,435
                                                                ------------    ------------
         Total current liabilities                                 2,760,098      10,195,516

LONG TERM DEBT                                                       152,726         762,783

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock, no par value,  6,000,000 shares
      authorized, no shares issued
   Common stock, no par value, 24,000,000 shares authorized,
      5,137,323 and 2,834,823 shares issued and outstanding,
      respectively                                                25,266,938       6,671,217
   Accumulated deficit                                            (3,230,690)     (3,436,861)
                                                                ------------    ------------
      Total shareholders' equity                                  22,036,248       3,234,356
                                                                ------------    ------------
                                                                $ 24,949,072    $ 14,192,655
                                                                ============    ============

                      See notes to financial statements.

                              PHOTRAN CORPORATION
                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           1996            1995            1996            1995
                                       ------------    ------------    ------------    ------------
REVENUES                               $  1,653,101    $    451,349    $  2,791,050    $    668,943
COST OF SALES                             1,206,923         446,775       1,912,281         543,706
                                       ------------    ------------    ------------    ------------
   Gross profit                             446,178           4,574         878,769         125,237

OPERATING EXPENSES:
   Process and product development           86,002          67,450         156,372         139,900
   General and administrative               149,525          89,171         299,716         187,063
   Selling and marketing                    101,567          65,927         173,731          93,954
                                       ------------    ------------    ------------    ------------
      Total operating expenses              337,094         222,548         629,819         420,917
                                       ------------    ------------    ------------    ------------

(LOSS) INCOME FROM OPERATIONS               109,084        (217,974)        248,950        (295,680)

INTEREST INCOME (EXPENSE), net               18,059         (60,962)        (42,779)        (78,285)
                                       ------------    ------------    ------------    ------------

NET (LOSS) INCOME                      $    127,143    $   (278,936)   $    206,171    $   (373,965)
                                       ============    ============    ============    ============

NET (LOSS) INCOME PER COMMON
   AND COMMON EQUIVALENT SHARE         $       0.03    $      (0.08)   $       0.06    $      (0.11)
                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                     4,028,574       3,346,194       3,693,958       3,346,194
                                       ============    ============    ============    ============


                      See notes to financial statements.

                              PHOTRAN CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                               1996            1995
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                        $    206,171    $   (373,965)
  Adjustments to reconcile net (loss) income to cash
  provided by (used in) operating activities:
    Depreciation and amortization - property and
      equipment                                                 176,312         104,739
    Interest expense associated with amortization of
      deferred financing costs                                  191,990
  Changes in assets and liabilities:
    (Increase) decrease in :
      Accounts receivable                                      (286,332)          1,052
      Costs and earnings in excess of billings                 (410,000)
      Inventory                                                  72,348      (1,205,287)
      Equipment held for sale                                (1,366,233)       (950,044)
      Prepaid expenses                                          (79,601)        (74,358)
    Increase (decrease) in:
      Accounts payable                                         (382,419)        967,973
      Accrued expenses                                         (116,571)         38,451
                                                           ------------    ------------
         Cash provided by (used in) operating activities     (1,994,335)     (1,491,439)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions                                         (2,513,744)       (798,295)
                                                           ------------    ------------
         Cash used in investing activities                   (2,513,744)       (798,295)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable and long-term debt                      0       2,723,466
  Payments of notes payable and long-debt                    (7,546,485)       (375,523)
  Common stock issued                                        18,595,721          10,000
                                                           ------------    ------------
         Cash provided by financing activities               11,049,236       2,357,943
                                                           ------------    ------------

INCREASE IN CASH                                              6,541,157          68,209

CASH AT BEGINNING OF PERIOD                                   1,532,361         173,160
                                                           ------------    ------------

CASH AT END OF PERIOD                                      $  8,073,518    $    241,369
                                                           ============    ============


                     See notes to financial statements.

                              PHOTRAN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, previously filed with the SEC as part of the Company's
     Registration Statement on form SB 2, effective May 29, 1996.

2.   INVENTORIES

     Inventories consist of the following:

                                          June 30,      December 31,
                                            1996            1995
                                        ------------    ------------
     Raw materials and supplies         $  1,347,700    $  1,420,048
                                        ============    ============


3.   SHAREHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING - On May 29, 1996, the Company sold 2,000,000 Common Shares in an initial public offering. Net proceeds to the Company were approximately $16,125,721 after deducting offering costs, including underwriting commissions, of approximately $1,874,779.

     OVERALLOTMENT OPTION - In connection with the Company's initial public offering of common stock the company issued an option to the underwriters to purchase up to 300,000 shares solely to cover overallotments. This option was exercised in June 1996 resulting in additional net proceeds of approximately $2,470,000 after deducting offering costs, including underwriting commissions, of approximately $230,000.

4.   EQUIPMENT HELD FOR SALE

     In June 1996 the Company entered into an agreement to sell a refurbished ITO coating equipment for a total contract price of $2,916,500. The Company has received a down payment of $500,000. $2,000,000 is to be paid upon completion of the in factory acceptance test and shipment by the Company. The final payment of $416,500 is payable upon completion of the installation and the final acceptance test. The contract specifies that the equipment ship by October 18, 1996. The Company has reclassified the used coating equipment it was in the process of refurbishing from property and equipment to contract accounting as discussed below.

     Revenue from the equipment contract is being recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date on the contract to estimated total contract costs at the end of an accounting period. Management considers expended costs to be the best available measure of progress on uncompleted contracts. Revenue for the three and six month periods ended June 30, 1996 included $910,000 related to this contract.

                              PHOTRAN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


     Contract costs include all direct material, subcontract, labor and labor-related costs and those indirect costs related to contract performance, such as indirect labor, supplies, small tools, repairs and depreciation costs. Selling, general and administrative expenses are charged to expense as incurred. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and will be recognized in the period in which the revisions are determined. Cost of sales for the three and six month periods ended June 30, 1996 include $610,050 related to this contract.

     Cost incurred and earning in excess of billings on the contract are as follows:

           Costs and estimated earnings incurred on
           uncompleted contract                          $  910,000.
           Billings on uncompleted contract                 500,000.
                                                         -----------
              Cost incurred and earnings in excess
              of billings                                $  410,000
                                                         ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     REVENUES. Revenues for the second quarter of 1996 were $1,653,101 compared to $451,349 for the second quarter of 1995, an increase of 266%. Revenues for the 1996 quarter include $910,000 in equipment sales revenue, approximately $83,000 of enhanced reflection mirror revenue, and $24,000 of STN grade ITO coated glass. The balance of $636,101 was primarily from TN grade ITO coated glass. Revenue for the 1995 quarter was almost entirely from the sale of TN grade ITO coated glass.

     Revenues for ITO coated glass and other coated products increased in the second quarter of 1996 compared to the second quarter of 1995 because in the 1995 quarter sales consisted primarily of TN grade ITO coated glass the Company had inventoried prior to the suspension of production operations to redesign and modify its production equipment and glass produced during trial production runs of the Company's redesigned equipment.

     Revenues were less than expected during the second quarter of 1996 because the Company encountered start-up problems related to the production of its enhanced reflection mirror products which resulted in longer than anticipated production time and limited the production of TN grade ITO coated glass. In addition, a contamination problem in the glass cleaning system caused production downtime and delayed shipments. Management believes that these problems have been resolved and anticipates revenue growth for the balance of 1996 from the sale of TN grade ITO coated glass and added revenue from the sales of STN grade ITO coated glass, enhanced reflection mirrors and other coated products.

     The installation of the Company's second production line was delayed by supplier problems and engineering changes to the load lock, coating chambers, material handling and glass cleaning systems. These components are being replaced with redesigned systems that will increase capacity and capability. Management expects that its second production line will be operational in the fourth quarter.

     In late June 1996 the Company entered into an agreement to sell ITO coating equipment for a total contract price of $2,916,500. The components of the second production line which have been replaced with custom designed systems are included in this equipment. The Company has received a down payment of $500,000. An additional $2,000,000 is to be paid upon completion of the in factory acceptance test and shipment of the equipment. The final payment of $416,500 is payable upon completion of the installation and the final acceptance test. The contract specifies that the equipment ship by October 18, 1996. Revenue of $910,000 from the equipment contract was recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date on the contract to estimated total contract costs at the end of an accounting period. Management considers expended costs to be the best available measure of progress on uncompleted contracts.

     GROSS PROFIT. The gross profit for the second quarter of 1996 was $446,177 compared to $4,574 in 1995. Gross profit for the second quarter of 1996 includes $299,950 from the equipment contract recognized on the percentage of completion method. Gross profit on coated products increased to $146,227 in the second quarter of 1996 from $4,574 in the second quarter of 1995. This increase was due primarily to the revenue increases discussed above. Gross profit on coated products during the second quarter of 1996 includes additional costs related to the commencement of commercial scale production of enhanced reflection mirrors on the Company's existing production line. The start up, glass cleaning and material handling problems encountered significantly reduced production yields and increased scrap costs. Management believes that the completion of its second production line for the production of enhanced reflection mirrors and anti-reflection productions coupled with equipment and facility improvements to be completed in 1996 will resolve these problems.

     NET INTEREST EXPENSE (INCOME). Interest income for the second quarter of 1996 was $18,059 compared to interest expense of $60,962 for the second quarter of 1995. The change was due to the earnings from the investment of the proceeds from the Company's initial public offering. In addition, the Company retired substantially all of its outstanding debt after its initial public offering.

     NET INCOME. The Company reported net income of $127,143 for the second quarter of 1996 compared to a net loss of $278,936 for the second quarter of 1995. This improvement was primarily due to increased revenue from the sales of ITO coated glass and equipment sales revenue.

     FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     REVENUES. Revenues for the first six months of 1996 were $2,791,050 compared to $668,943 for the first six months of 1995, an increase of 418%. Revenue for the first six months of 1996 include $910,000 in equipment sales revenue, approximately $83,000 from sales of enhanced reflection mirrors and $24,000 from STN grade ITO coated glass. The balance of $1,774,050 was primarily from TN grade ITO coated glass. Revenue for the first six months of 1995 was almost entirely from the sale of TN grade ITO coated glass.

     Revenues for ITO coated glass and other coated products increased in the first six months of 1995 compared to the first six months of 1996 because sales in the first six months of 1995 consisted primarily of TN grade ITO coated glass the Company had inventoried prior to the suspension of production operations to redesign and modify its production equipment and glass produced during trial production runs of the Company's redesigned equipment.

     Revenue for the first six months of 1996 were less than expected because the Company commenced sample runs of STN grade ITO coated glass, enhanced reflective mirrors and other coated products for prospective customers. These sample runs did not result in revenues for the Company. The Company has received a substantial order for enhanced reflective mirrors. The Company commenced commercial production of this product on its existing production line because of the delay in the installation of its second production line. The change over from ITO production and the start up production problems related to this new product limited the production of TN grade ITO coated glass. In addition, a contamination problem in the glass cleaning systems caused production downtime and delayed shipments.

     In June 1996 the Company entered into an agreement to sell an ITO production line for a total contract price of $2,916,500. Revenue of $910,000 from the equipment contract was recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date on the contract to estimated total contract costs at the end of an accounting period.

     GROSS PROFIT. The gross profit for the first six months of 1996 was $878,769 compared to $125,237 for the first six months of 1995. The primary reasons for the increase are the revenue increases discussed above and the $299,950 of gross profit recognized on the equipment sale contract for the first six months of 1996. Gross profit on coated products for the first six months of 1996 were adversely affected by the costs associated with the production of samples and the start up production costs incurred in the production of enhanced reflective mirrors Management believes that the completion of the Company's second production line for the manufacture of enhanced reflection mirrors and anti-reflection productions coupled with equipment and facility improvements to be completed in 1996 will resolve these problems and significantly improve production yields, thereby decreasing production costs and improving gross profits.

     NET INTEREST EXPENSE. Interest expense for the first six months of 1996 was $42,779 compared to $78,285 for the first six months of 1995. The change is due to the earnings from the investment of the proceeds from the Company's initial public offering. In addition, the Company retired substantially all of its outstanding debt after the initial public offering.

     NET INCOME. The Company reported net income of $206,171 for the first six months of 1996 compared to a net loss of $373,965 for the first six months of 1995. This improvement was primarily due to increased revenue from the sales of TN grade ITO coated glass and equipment sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $8,073,518 and net accounts receivable of $1,504,881. The Company believes that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, will satisfy the Company's projected working capital and capital expenditure requirements for at least 24 months.

     The net cash used in operating activities for the first six months of 1996 was $1,994,335 compared to $1,491,439 for the first six months of 1995. Work in process for the sale of equipment to the Chinese joint venture increased $1,366,233. The Company has entered into negotiations with its Chinese joint venture partner, The Shenzhen WABO Group Company, Limited ("WABO"), to expand the scope and products offerings of the Chinese joint venture company, known as The Shenzhen Fortune Conductive Glass Company. The parties have reached an agreement in principal to expand the product line of the joint venture to include optical grade enhanced reflection mirror assemblies for use in photocopy machines, laser scanners and overhead projectors. The joint venture company will concentrate on servicing the Asian market for small mirror assemblies. This is a product that the Company does not intend to produce in the U. S.. The Company is proceeding with the necessary additions and modifications to the P-1000 FUZION coating system to enable this equipment to produce the expanded product line. The Company will collect approximately $3,300,000 when the equipment is shipped and an additional $600,000 when the equipment meets the final acceptance test.

     Cash used in investing activities was $2,513,733 during the first six months of 1996 and $798,295 in the first six months of 1995. In both periods this cash was used for the purchase of equipment and leasehold improvements. Internal costs, consisting primarily of direct labor and supplies used in the construction of equipment, of $800,234 and $618,635 were capitalized or charged to construction in process during the first six months of 1996 and 1995 respectively.

     On May 29, 1996, the Company sold 2,000,000 Common Shares in an initial public offering. Net proceeds to the Company were approximately $16,125,721 after deducting offering costs, including underwriting commissions, of approximately $1,874,779. In connection with the Company's initial public offering of common stock the Company issued an option to the underwriters to purchase up to 300,000 shares solely to cover overallotments. This option was exercised in June 1996 resulting in additional net proceeds of approximately $2,470,000 after deducting offering costs, including underwriting commissions, of approximately $230,000.

     The Company repaid the $4,000,000 of Bridge Notes together with approximately $287,500 in accrued interest and a loan from a director of $1,166,668 from the proceeds of the initial public offering. The Company also repaid the $2,000,000 EXIM secured Bank lines of credit from the proceeds of the initial public offering to reduce interest payments and to avoid payment of EXIM renewal fees.

RECENTLY ISSUED ACCOUNTING STANDARD

     In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS 123 to such arrangements. SFAS 123 is required to be adopted for reporting purposes by the Company in fiscal 1996. The Company is currently evaluating whether of not it will change to the recognition provisions of SFAS 123 and has not yet performed the required calculations. The fair value recognition and measurement provisions of SFAS 123 for stock-based arrangements with nonemployees is not expected to have a significant impact on the Company as such transactions were accounted for on the fair value basis during fiscal 1995 and 1994.

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in this section contain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth above. Such risks and uncertainties include, among others, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing and shipment of equipment manufactured for sale, the timely development and acceptance of new products, the impact of competitive products and pricing, and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's registration statement on Form SB-2 which became effective May 29, 1996.

PART II.  OTHER INFORMATION

ITEM 6.

          a.  Exhibits

              10. Sale Agreement Between Photran Corporation and Wintek Corporation dated June 28, 1996

              11.  Computation of Net Income per Share

              27.  Financial Data Schedule

          b.  Reports on Form 8-K

              No Current Reports on Form 8-K were filed in the fiscal quarter ended June 30, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PHOTRAN CORPORATION
                              Registrant



Dated August 8, 1996      By: /s/ David E. Stevenson
                              ---------------------------------------
                              David E. Stevenson
                              President, Chief Executive Officer
                              and Chairman of Board of
                              Directors

                                   and


Dated August 8, 1996          /s/ Paul T. Fink
                              ---------------------------------------
                              Paul T. Fink
                              Chief Financial Officer, Treasurer
                              and Director

EXHIBIT INDEX

     EXHIBIT                                                        PAGE
     NUMBER                                                        NUMBER

       10        Sale Agreement Between Photran Corporation          14
                 and Wintek Corporation dated June 28, 1996

       11        Computation of Net Income per Share                 20

       27        Financial Data Schedule                             21