Form 10QSB
period 1996-09-30
PHOTRAN CORP
filed 1996-11-12
CIK 894906

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                               FORM 10-QSB

     (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1996

           Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to _________________


                    Commission file number    000-20731


                               PHOTRAN CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)


               MINNESOTA                                        41-1697628
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

Yes   X     No      .
   -------    ------


The number of the registrant's common shares outstanding as of November 6, 1996 was 5,154,392

     Transitional Small Business Disclosure Format (check one):

Yes         No  X   .
   -------    ------

                             PHOTRAN CORPORATION

                                 FORM 10QSB

                              TABLE OF CONTENTS


                                                                      PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets                                               3

           Statements of Operations                                     4

           Statements of Cash Flows                                     5

           Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              14

Signature page                                                         15

Exhibit Index                                                          16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            PHOTRAN CORPORATION
                              BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                     (UNAUDITED)
                                                     -----------    -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $  5,590,105   $  1,532,361
   Accounts receivable                                 1,085,161        808,549
   Costs and earnings in excess of billings            1,543,636
   Inventory                                           1,343,144      1,420,048
   Equipment held for sale                             4,781,229      3,203,314
   Prepaid expense                                        63,457         14,527
                                                     -----------    -----------
        Total current assets                          14,406,732      6,978,799

PROPERTY AND EQUIPMENT, net                           10,626,044      6,995,381

DEFERRED FINANCING COSTS                                                191,990

OTHER ASSETS                                              26,485         26,485
                                                     -----------    -----------
                                                     $25,059,261    $14,192,655
                                                     -----------    -----------
                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bridge financing                                                 $ 4,000,000
   Line of credit                                                     1,916,480
   Line of credit                                                       225,000
   Current portion of long term debt,
      notes payable, and capital lease obligations   $   284,462      1,041,547
   Accounts payable                                      783,964      1,195,833
   Accrued expenses                                      205,461        261,221
   Customer advances                                   1,555,435      1,555,435
                                                     -----------    -----------
      Total current liabilities                        2,829,322     10,195,516

LONG TERM DEBT                                           104,040        762,783

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock, no par value, 6,000,000
      shares authorized, no shares issued
   Common stock, no par value, 24,000,000 shares
      authorized, 5,154,392 and 2,834,823 shares
      issued and outstanding, respectively            25,171,661      6,671,217
   Accumulated deficit                                (3,045,762)    (3,436,861)
                                                     -----------    -----------
      Total shareholders' equity                      22,125,899      3,234,356
                                                     -----------    -----------
                                                     $25,059,261    $14,192,655
                                                     -----------    -----------
                                                     -----------    -----------

                      See notes to financial statements.

                              PHOTRAN CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three months ended       Nine months ended
                                             September 30,            September 30,
                                           1996        1995        1996            1995
                                        ----------  ----------   ----------    ----------
REVENUES                                $2,071,055  $1,438,203   $4,862,105    $2,107,146
COST OF SALES                            1,616,714   1,036,856    3,528,996     1,580,562
                                        ----------  ----------   ----------    ----------
     Gross profit                          454,341     401,347    1,333,109       526,584

OPERATING EXPENSES:
   Process and product development          91,332      78,838      247,703       218,738
   General and administrative              172,725      90,823      472,443       277,886
   Selling and marketing                    83,004      34,077      256,734       128,031
                                        ----------  ----------   ----------    ----------
       Total operating expenses            347,061     203,738      976,880       624,655
                                        ----------  ----------   ----------    ----------
INCOME (LOSS) FROM OPERATIONS              107,280     197,609      356,229       (98,071)

INTEREST INCOME (EXPENSE), net              77,649     (92,356)      34,870      (170,641)
                                        ----------  ----------   ----------    ----------
NET INCOME (LOSS)                         $184,929    $105,253     $391,099     $(268,712)
                                        ----------  ----------   ----------    ----------
                                        ----------  ----------   ----------    ----------
NET INCOME (LOSS) PER COMMON
   AND COMMON EQUIVALENT SHARE              $ 0.03      $ 0.03       $ 0.09       $ (0.08)
                                        ----------  ----------   ----------    ----------
                                        ----------  ----------   ----------    ----------

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                    5,502,419   3,346,194    4,297,606     3,346,194
                                        ----------  ----------   ----------    ----------
                                        ----------  ----------   ----------    ----------

                      See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30,
                                                       1996            1995
                                                    ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $  391,099   $  (268,712)
 Adjustments to reconcile net income (loss) to cash
  used in operating activities:
  Depreciation and amortization - property and
  equipment                                              337,268       190,588
  Interest expense associated with amortization of
  deferred financing costs                               191,990
 Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                   (276,612)     (897,938)
  Costs and earnings in excess of billings            (1,543,636)
  Inventory                                               76,904      (580,477)
  Equipment held for sale                             (1,577,915)   (1,825,706)
  Prepaid expenses                                       (48,930)     (127,968)
 Increase (decrease) in:
  Accounts payable                                      (411,869)    1,375,921
  Accrued expenses                                       (55,760)       50,372
                                                    ------------   -----------
  Cash used in operating activities                   (2,917,461)   (2,083,920)

CASH FLOWS FROM INVESTING ACTIVITIES
 Property additions                                   (3,967,931)   (1,067,116)
                                                    ------------   -----------
 Cash used in investing activities                    (3,967,931)   (1,067,116)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable and long-term debt                0     3,369,466
 Payments of notes payable and long-debt              (7,557,308)     (388,272)
 Common stock issued                                  18,500,444        10,000
                                                    ------------   -----------
 Cash provided by financing activities                10,943,136     2,991,194
                                                    ------------   -----------
INCREASE IN CASH                                       4,057,744      (159,842)

CASH AT BEGINNING OF PERIOD                            1,532,361       173,160
                                                    ------------   -----------
CASH AT END OF PERIOD                               $  5,590,105     $  13,318
                                                    ------------   -----------
                                                    ------------   -----------


                      See notes to financial statements.

                              PHOTRAN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

    The accompanying financial statements are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, previously filed with the SEC as part of the Company's
    Registration Statement on form SB-2, which was declared effective by the Commission on May 29, 1996.

2.  INVENTORIES

    Inventories consist of the following:

                                            September 30,    December 31,
                                               1996              1995
                                             ----------       ----------
    Raw materials and supplies               $1,343,144       $1,420,048
                                             ----------       ----------
                                             ----------       ----------

3.  SHAREHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING - On May 29, 1996, the Company sold 2,000,000 Common Shares in an initial public offering. Net proceeds to the Company were approximately $16,025,444 after deducting offering costs, including underwriting commissions, of approximately $1,974,556.

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

4.  COST AND EARNINGS IN EXCESS OF BILLINGS

    In June 1996 the Company entered into an agreement to sell refurbished ITO coating equipment for a total contract price of $2,916,500. The Company has received a down payment of $500,000. $2,000,000 is to be paid upon completion of the in factory acceptance test and shipment by the Company. The final payment of $416,500 is payable upon completion of the installation and the final acceptance test at the buyer's facility. The Company has reclassified certain coating equipment it was in the process of refurbishing from property and equipment to contract accounting as discussed below.

    Revenue from the equipment contract is being recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date on the contract to estimated total contract costs at the end of an accounting period. Management considers expended costs to be the best available measure of progress on uncompleted contracts. Revenue for the three and nine month periods ended September 30, 1996, included $1,140,000 and $2,050,000 respectively related to this contract.

                PHOTRAN CORPORATION NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


    Contract costs include all direct material, subcontract, labor and labor-related costs and those indirect costs related to contract performance, such as indirect labor, supplies, small tools, repairs and depreciation costs. Selling, general and administrative expenses are charged to expense as incurred. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and will be recognized in the period in which the revisions are determined. Cost of sales for the three and nine month periods ended September 30, 1996 include $756,070 and $1,366,120 respectively related to this contract.

    Cost incurred and earnings in excess of billings on the contract are as follows:

       Costs and estimated earnings incurred
        on uncompleted contract                           $2,043,636.
       Billings on uncompleted contract                      500,000.
                                                          ----------
       Cost incurred and earnings in excess of billings   $1,543,636
                                                          ----------
                                                          ----------

5.  EQUIPMENT HELD FOR SALE

     The Company and its Chinese joint venture partner have drafted an amendment to the contract for the sale of equipment to the joint venture company. This agreement must be approved by the Board of Directors of both parties prior to execution. Under the terms of this amendment the buyer has agreed to waive all penalties that would have been payable by the seller due to the late shipment of the equipment in exchange for non cash consideration in the form of equipment improvements and technology for the production of optical grade front surface mirror assemblies.
     The Company will not receive additional payment for these improvements and due to the additional cost incurred to provide these enhancements the gross margin for the project will be significantly reduced. As of September 30, 1996, the Company has incurred cost of $4,781,229 and anticipates additional cost of $350,000 will be incurred to complete and the install the equipment pursuant to its obligations under the agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This Form 10-QSB contains forward-looking statements as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, effects of competition, changes in the product or customer mix or revenues and in the level of operating expenses, rapidly changing technologies and the Company's ability to respond thereto, the impact of competitive products and pricing, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing, acceptance and shipment of equipment manufactured for sale, the timely development and acceptance of new products and other factors disclosed throughout this Form 10-QSB, the Company's Form 10-QSB for the quarter ended June 30, 1996 and the Company's registration statement on Form SB-2 which became effective May 29, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

REVENUES
                              Three Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Revenues                 $2,071,055        1,438,203          44%

                              Nine Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Revenues                 $4,862,105        2,107,146         131%

     Revenues consist primarily of gross sales of products and equipment, less discounts and sales returns and allowance. Substantially all of the increase in revenues for the three and nine months ended September 30, 1996 compared to the same periods in 1995 resulted from the recognition of equipment sales revenue. The following table sets forth, for the periods indicated, the revenues generated from the Company's major products in absolute dollars and as a percentage of total revenue.

Sources of Revenues

                                      Three Months Ended September 30,
                                 -------------------------------------------
                                    1996          %          1995        %
                                 ------------    ----    ------------   ----
Coated products                       931,055     45%       1,438,203   100%
Equipment                           1,140,000     55%               -     0%
                                 ------------    ----    ------------   ----
  Total Revenues                 $  2,071,055    100%    $  1,438,203   100%
                                 ------------    ----    ------------   ----
                                 ------------    ----    ------------   ----

                                       Nine Months Ended September 30,
                                 -------------------------------------------
                                    1996          %          1995        %
                                 ------------    ----    ------------   ----
Coated products                     2,812,105     58%       2,107,146   100%
Equipment                           2,050,000     42%               -     0%
                                 ------------    ----    ------------   ----
  Total Revenues                 $  4,862,105    100%    $  2,107,146   100%
                                 ------------    ----    ------------   ----
                                 ------------    ----    ------------   ----

     Revenue from the sale of TN grade ITO coated glass for the quarter ended September 30, 1996 was 42% less than the 1995 quarter. This decrease is due to primarily a combination of a general market price reduction for TN grade
ITO coated glass and a change by the Company's principal customer to a smaller sheet size. These changes had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by 41% during the quarter. The Company expects the market price for TN grade ITO coated glass will not recover for several quarters and that its principal customer for this product will continue to order the smaller sheet size.

     During the 1996 quarter the Company dedicated a significant portion of its available production time on the P-1 line to the development of full scale production processes for enhanced reflective mirrors and it's LCM brand STN grade ITO coated glass. Management believes because of the change in the market for TN grade ITO it is necessary to accelerate the shift in product mix from TN grade ITO to these products. The Company is providing samples to prospective customers and is working with its independent sales representatives to develop customers for these products.

     Revenues from the sale of coated products for the nine months ended September 30, 1996 increased compared to the first nine months of 1995 because the Company did not commence production of TN grade ITO glass until the third quarter of 1995 and sales in the first six months of 1995 consisted primarily of TN grade ITO coated glass the Company had inventoried prior to the suspension of production operations to in 1994 to redesign and modify its equipment.

     Revenues for the first nine months of 1996 were less than expected because of the lower market price for TN grade ITO glass and the change in sheet size by the Company's major customer. In addition the Company commenced sample production runs of its enhanced reflection mirror and LCM brand STN grade ITO coated glass and devoted a significant portion of its available production capacity to the development of commercial scale production processes for these products.

     In late June 1996 the Company entered into an agreement to sell ITO coating equipment for a total contract price of $2,916,500. The Company has received a down payment of $500,000. An additional $2,000,000 is to be paid upon completion of the in factory acceptance test. The final payment of $416,500 is payable upon completion of the installation and the final acceptance test. Revenue of $1,140,000 and $2,050,000 from the equipment contract was recognized on the percentage-of-completion method in the third quarter of 1996 and year to date respectively. (See Liquidity & Capital Resources and Note 4 to Financial Statements)

     The Company has purchased the equipment and completed the engineering for its second production line. The installation of this line has been delayed until completion of the equipment fabrication projects in process. The Company expects to have this line operational by the end of the first quarter of 1997.

     Risks that could cause actual revenues to differ from expected revenues include the Company's ability to reduce its dependence on its TN grade ITO coated glass product and successfully develop and market new products, the impact of competitive products and pricing, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing, acceptance and shipment of equipment manufactured for sale and the loss of a major customer.

GROSS PROFIT

                                     Three Months Ended September 30,
                            ---------------------------------------------------
                               1996       % of Sales       1995      % of Sales
                            ------------  ----------   ------------  ----------
Coated Products               $  70,411        8%          401,347       28%
Equipment                       383,930       34%                -        0%
                            ------------  ----------   ------------  ----------
  Total Gross Profit          $ 454,341       22%       $  401,347       28%
                            ------------  ----------   ------------  ----------
                            ------------  ----------   ------------  ----------

                                      Nine Months Ended September 30,
                            ---------------------------------------------------
                               1996       % of Sales       1995      % of Sales
                            ------------  ----------   ------------  ----------
Coated Products              $  649,229       23%          526,584       25%
Equipment                       683,880       33%                -        0%
                            ------------  ----------   ------------  ----------
  Total Gross Profit         $1,333,109       27%       $  526,584       25%
                            ------------  ----------   ------------  ----------
                            ------------  ----------   ------------  ----------


      Cost of revenues consists of substrate costs, target material costs, equipment components and materials, and overhead related to the Company's manufacturing operations. The primary reason for the increase in gross profit for the third quarter of 1996 compared to the third quarter of 1995 was the $383,930 in gross profit recognized on the equipment contract. The decrease in gross profit on coated products both as a percentage of sales and in real dollar terms was due primarily to the reduced revenue and the market and unit price decreases discussed above. In addition, cost of revenues for coated products includes the costs associated with the development of commercial scale production processes for the manufacture of the

Company's LCM brand STN grade ITO coated glass and improvements in the process for enhanced reflection mirrors. The production of these products requires ultra clean substrates and must be performed in a clean room environment to achieve acceptable production yields. Because of the change in the market for TN grade ITO management made the decision to commence production of these products on the P-1 line prior to the installation of the clean room and material handling and cleaning upgrades. As a result production yields were significantly reduced and scrap cost increased. Management believes that the equipment and facility improvements to be completed in fourth quarter will resolve these problems.

     The increase in gross profit for the first nine months of 1996 compared to the first nine months of 1995 is due primarily to recognition of $683,880 in gross profit on the equipment contract and increased revenue for coated products in the first six months of 1996. Gross profit on coated products as a percentage of sales decreased in 1996 due to the costs associated with sample and process development runs and the market and unit price decreases discussed above.

PROCESS AND PRODUCT DEVELOPMENT

                              Three Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Process and Product
  Development            $  91,332         $  78,838          16%
As a percentage of
  revenues                      4%                5%


                              Three Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Process and Product
  Development            $  247,703        $ 218,738          13%
As a percentage of
  revenues                       5%              10%

Process and product development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. The increase in process and product development expenses for the third quarter and nine months ended September 30, 1996 compared to the same periods for 1995 was due primarily to increased personnel and consulting fees incurred for the purpose of expanding the Company's product line and to a lesser extent to increased expenses for supplies and occupancy costs. The decrease in research and development expenses as a percentage of the Company's revenues was the result of the growth in the Company's revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

                              Three Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
General and
  Administrative          172,725            90,823           90%
As a percentage of
  revenues                     8%                6%

                               Nine Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
General and
  Administrative          472,443           277,886           70%
As a percentage of
  revenues                    10%               13%

     General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation and professional fees. The increase in general and administrative expenses for the three and nine months ended September 30, 1996 compared to the same periods for 1995 is primarily a result of increased staffing. In addition, expenses for office supplies, depreciation, consulting and professional fees increased during the three and nine months ended September 30, 1996 compared to the same periods for 1995. These increased costs are the reason for the increase in general and administrative expense as a percentage of revenue for the three months ended September 30, 1996 compared to 1995. The decrease in general and administrative expenses as a percentage of revenue for the nine months ended September 30, 1996 compared to 1996 was a result of the growth in the Company's revenues.

SELLING AND MARKETING EXPENSES

                              Three Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Selling and Marketing      83,004            34,077           144%
As a percentage of
  revenues                     4%                2%

                              Nine Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Selling and Marketing     256,734           128,031           101%
As a percentage of
  revenues                     5%                6%

     Selling expenses consist principally of compensation costs for sales and marketing personnel, commissions, travel expenses, trade show expenses, and freight out costs. The addition of sales and custmoer support staff and increases in trade show, travel and freight costs are the primary reasons for the increase in selling expenses for the three and nine months ended September 30, 1996 compared to 1995. These increased costs are the reason selling expenses increased as a percentage of revenues for the three months
ended September 30, 1996 compared to 1995.   The decrease in selling expenses
as a percentage of revenue for the nine months ended September 30, 1996 compared to 1996 was a result of the growth in the Company's revenues.

NET INTEREST INCOME (EXPENSE).

                              Three Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Interest income
  (expense), net          $  77,649        $ (92,356)         184%
As a percentage of
  revenues                       4%              (6)%

                               Nine Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Interest income
  (expense), net          $  34,870        $(170,641)         120%
As a percentage of
  revenues                       1%              (8)%

For the three months and nine months ended September 30, 1996 the Company had interest income compared to interest expense for the same periods in 1995. The change was due to the earnings from the investment of the proceeds from the Company's initial public offering. In addition, the Company retired substantially all of its outstanding debt in June of 1996 after its initial public offering.

NET INCOME.
                              Three Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Net Income (Loss)        $  184,929        $  105,253         76%
As a percentage of
  revenues                       9%                7%

                               Nine Months Ended September 30,
                         ------------------------------------------
                            1996             1995          % Change
                         ----------        ---------       --------
Net Income (Loss)        $  391,099       $ (268,712)        246%
As a percentage of
  revenues                       8%             (13)%

The increase in net income for the three and nine months ended September 30, 1996 compared to 1995 is primarily due to the gross profit recognized on the equipment sales contract in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $5,590,105 and net accounts receivable of $1,085,161. The Company believes that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, will satisfy the Company's projected working capital and capital expenditure requirements for at least 12 months.

     The net cash used in operating activities for the first nine months of 1996 was $2,917,461 primarily for increases in work in process for the sale of equipment to the Chinese joint venture of $1,577,915 and an increase in cost and earnings in excess of billings of $1,543,363 related to the equipment contract the Company entered into in June 1996.

     The Company and its Chinese joint venture partner have drafted an amendment to the contract for the sale of equipment to the joint venture company. This agreement must be approved by the Board of Directors of both parties prior to execution. Under the terms of this amendment the buyer has agreed to waive all penalties that would have been payable by the seller due to the late shipment of the equipment in exchange for non cash consideration in the form of equipment improvements and technology for the production of optical grade front surface mirror assemblies. The Company will not receive additional payment for these improvements and due to the additional cost incurred to provide these enhancements the gross margin for the project will be significantly reduced. As of September 30, 1996, the Company has incurred cost of $4,781,229 and anticipates additional cost of $350,000 will be incurred to complete and the install the equipment pursuant to its obligations under the agreement.

     Due to a change in Chinese customs laws, the equipment must clear Chinese customs no later that December 31, 1996, or it will be subject to taxes and duties of up to 32% of the invoice value. The Company must complete the full operational test and prepare the equipment for shipment by the end of November 1996. Under the terms of the amendment the parties have agreed that if the full operational test can not be completed in time for shipment, this test will take place in China. The Company will receive a payment of $3,347,850 upon completion of the full operational test as defined in the purchase contract. If this test takes place in China the Company will not receive this payment until the first quarter of 1997. A final payment of $608,700 will be paid when the final acceptance test has been completed in accordance with the contract agreement. These payments will be secured by an amended letter of credit which the Company's joint venture partner must provide no later than November 21, 1996.

     Risks that could affect the Company's ability to complete the contract or the amount of gross profit ultimately realized by the Company under the contract include the ability of the parties to obtain the approval of their respective boards of directors, the ability of the joint venture partner to provide an acceptable letter of credit incorporating the contract amendments, the possibility that costs to complete and install the equipment could exceed current estimates, or that the equipment does not reach China before December 31, 1996. These and other factors could cause actual results to differ materially from current expectations.

     During the three months ended September 30, 1996 the Company began exporting TN grade ITO coated glass to select customers on open credit terms. The Company has relied on letters of credit to secure payment in the past. At September 30, 1996 accounts receivable included approximately $714,000 of receivables to foreign customers not secured by letters of credit.

      In June 1996 the Company entered into an agreement to sell ITO coating equipment for a total contract price of $2,916,500. The buyer has been unable to complete their facility and accept shipment of the equipment. The Company has reached an agreement in principle with the buyer to delay shipment of the equipment until February 1997 to allow the buyer to complete its facility. Under the terms of this agreement the buyer has agreed to pay $2,000,000 upon completion of the in factory acceptance test at the Company's facility. The buyer will provide the personnel to operate the equipment for 1 production shift per day and will pay the Company for all expenses related to the operation of the equipment. In addition, the buyer has agreed to allow the Company to use the equipment for the production of its products until the equipment is shipped. The final payment of $416,500 will be made after the installation of the equipment in the buyer's facility.

     Cash used in investing activities was $3,967,931 during the first nine months of 1996 and $1,067,116 in the first nine months of 1995. In both periods this cash was used for the purchase of equipment and leasehold improvements. Internal costs, consisting primarily of direct labor and supplies used in the construction of equipment, of $2,246,316 and $1,102,229 were capitalized or charged to construction in process during the first six months of 1996 and 1995 respectively.

     The Company has entered into negotiations to purchase the buildings it currently leases. The Company has received a commitment for financing from the Bank of America and the Small Business Administration. Management expects the impact on cash to be positive since the Company's down payment is in the form of leasehold improvements already complete and the debt service will be less than the rent payments due under the terms of the existing leases.

     Cash flows from financing activities during the nine months ended September 30, 1996 consisted primarily of the approximately $18,500,444 in proceeds from the Company's initial public stock offering in May of 1996. In addition, the Company repaid the $4,000,000 of Bridge Notes together with approximately $287,500 in accrued interest and a loan from a director of $1,166,668 from the proceeds of the initial public offering. The Company also repaid the $2,000,000 EXIM secured bank lines of credit from the proceeds of the initial public offering to reduce interest payments and to avoid payment of EXIM renewal fees.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In November 1996 the Company rejected three shipments of raw glass intended for the production of TN grade ITO coated glass. The effect on revenues and net earning, if any, for the fourth quarter of 1996 cannot be determined at this time.

     The Company's operating results may fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customer and its competitors, market acceptance of new or enhanced versions of the company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased product and process development costs associated with new product introductions, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing, acceptance and shipment of equipment manufactured for sale and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the company's business and operating results.


RECENTLY ISSUED ACCOUNTING STANDARD

     In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS 123 to such arrangements. SFAS 123 is required to be adopted for reporting purposes by the Company in fiscal 1996. The Company is currently evaluating whether or not it will change to the recognition provisions of SFAS 123 and has not yet performed the required calculations. The fair value recognition and measurement provisions of SFAS 123 for stock-based arrangements with nonemployees is not expected to have a significant impact on the Company as such transactions were accounted for on the fair value basis during fiscal 1995 and 1994.

PART II.  OTHER INFORMATION

ITEM 6.

a.   Exhibits


     11.   Computation of Net Income per Share

     27.   Financial Data Schedule

b.   Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHOTRAN CORPORATION
                                        Registrant


                                        /s/ David E. Stevenson
Dated November 11, 1996            By:  ___________________________
                                        David E. Stevenson
                                        President, Chief Executive Officer
                                        and Chairman of Board of
                                        Directors

                                             and


                                        /s/ Paul T. Fink
Dated November 11, 1996                 ____________________________
                                        Paul T. Fink
                                        Chief Financial Officer, Treasurer
                                        and Director

EXHIBIT INDEX

     EXHIBIT                                                    PAGE
     NUMBER                                                     NUMBER

       11       Computation of Net Income per Share               17

       27       Financial Data Schedule                           18