Form 10QSB/A
period 1996-06-30
PHOTRAN CORP
filed 1997-05-07
CIK 894906

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                    FORM 10-QSB/A

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

     Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from __________________ to _________________


                   Commission file number                 000-20731


                                 PHOTRAN CORPORATION
          (Exact Name of Small Business Issuer as Specified in Its Charter)



                 MINNESOTA                             41-1697628
     (State or Other Jurisdiction of       ( I.R.S. Employer Identification No.)
     Incorporation or Organization)



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

Yes X  No ____



The number of the registrant's common shares outstanding as of August 6, 1996 was 5,134,823

     Transitional Small Business Disclosure Format (check one):

Yes ___  No X .

                                 PHOTRAN CORPORATION

                                     FORM 10-QSB/A

                                  TABLE OF CONTENTS


                                                                        PAGE
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

                Balance Sheets                                             3

                Statements of Operations                                   4

                Statements of Cash Flows                                   5

                Notes to Financial Statements                              6

Item 2.       Management's Discussion and Analysis of Financial            8
              Condition and Results of Operations

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                            12

Signature page                                                            13

Exhibit Index                                                             14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 PHOTRAN CORPORATION
                                   BALANCE SHEETS

                                                                JUNE 30,          DECEMBER 31,
                                                                  1996                1995
                                                              AS RESTATED
                                                             (SEE NOTE 5)
                                                              (UNAUDITED)
                                                            --------------      --------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                  $  8,073,518        $  1,532,361
 Accounts receivable                                             676,937             808,549
 Inventory                                                     1,536,380           1,420,048
 Equipment held for sale                                       5,063,273           3,203,314
 Prepaid expense                                                  94,128              14,527
                                                            ------------        ------------
 Total current assets                                         15,444,236           6,978,799

PROPERTY AND EQUIPMENT, net                                    9,196,488           6,995,381

DEFERRED FINANCING COSTS                                                             191,990

OTHER ASSETS                                                      26,485              26,485
                                                            ------------        ------------

                                                            $ 24,667,209        $ 14,192,655
                                                            ------------        ------------
                                                            ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Bridge financing                                                               $  4,000,000
 Line of credit                                                                    1,916,480
 Line of credit                                                                      225,000
 Current portion of long term debt,
  notes payable, and capital lease obligations              $    246,599           1,041,547
 Accounts payable                                                878,774           1,195,833
 Accrued expenses                                                144,650             261,221
 Customer advances                                             2,055,435           1,555,435
                                                            ------------        ------------
  Total current liabilities                                    3,325,458          10,195,516

LONG TERM DEBT                                                   152,726             762,783

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
 Undesignated stock, no par value,  6,000,000 shares
  authorized, no shares issued
 Common stock, no par value, 24,000,000 shares authorized,
  5,137,323 and 2,834,823 shares issued and outstanding,
  respectively                                                25,266,938           6,671,217
 Accumulated deficit                                          (4,077,913)         (3,436,861)
                                                            ------------        ------------
 Total shareholders' equity                                   21,189,025           3,234,356
                                                            ------------        ------------

                                                            $ 24,667,209        $ 14,192,655
                                                            ------------        ------------
                                                            ------------        ------------


                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                         STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       JUNE 30,                                 JUNE 30,

                                           ---------------------------------       ---------------------------------

                                              1996                1995                1996                1995
                                           AS RESTATED                             AS RESTATED
                                          (SEE NOTE 5)                            (SEE NOTE 5)
                                          ------------        ------------        ------------        ------------
REVENUES                                  $    785,648        $    451,349        $  1,463,106        $    668,943
COST OF SALES                                  741,619             446,775           1,198,911             543,706
                                          ------------        ------------        ------------        ------------

  Gross profit                                  44,029               4,574             264,195             125,237

OPERATING EXPENSES:
 Process and product development                86,002              67,450            156,372              139,900
 General and administrative                    149,525              89,171            299,716              187,063
 Selling and marketing                         101,567              65,927            173,731               93,954
                                          ------------        ------------        ------------        ------------
   Total operating expenses                    337,094             222,548             629,819             420,917
                                          ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                          (293,065)           (217,974)           (365,624)           (295,680)

INTEREST EXPENSE, net                           58,600              60,962             203,438              78,285
                                          ------------        ------------        ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                (351,665)           (278,936)           (569,062)           (373,965)

EXTRAORDINARY ITEM - loss on
 extinguishment of debt                         71,990                  -               71,990                  -
                                          ------------        ------------        ------------        ------------

NET LOSS                                  $   (423,655)       $   (278,936)       $   (641,052)       $   (373,965)
                                          ------------        ------------        ------------        ------------
                                          ------------        ------------        ------------        ------------


LOSS PER COMMON AND
 COMMON EQUIVALENT SHARE
 Loss before extraordinary item           $      (0.09)       $      (0.08)       $      (0.17)       $      (0.11)
 Extraordinary item                              (0.02)                 -                (0.02)                  -
                                          ------------        ------------        ------------        ------------
 Net loss                                 $      (0.11)       $      (0.08)       $      (0.19)       $      (0.11)
                                          ------------        ------------        ------------        ------------
                                          ------------        ------------        ------------        ------------


WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                          3,689,268           3,346,194           3,352,620           3,346,194
                                          ------------        ------------        ------------        ------------
                                          ------------        ------------        ------------        ------------



                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                         STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                   JUNE 30, 1996
                                                                            ---------------------------
                                                                               1996             1995
                                                                             AS RESTATED
                                                                           (SEE NOTE 5)
                                                                           ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss before extraordinary item                                             $(569,062)     $(373,965)
   Adjustments to reconcile net loss to cash
   used in operating activities:
       Depreciation and amortization - property and
        equipment                                                               196,312        104,739
       Amortization of deferred financing costs                                 120,000
   Changes in assets and liabilities that provided (used) cash:
       Accounts receivable                                                      131,612          1,052
       Inventory                                                               (116,332)    (1,205,287)
       Equipment held for sale                                               (1,859,959)      (950,044)
       Prepaid expenses                                                         (79,601)       (74,358)
       Accounts payable                                                        (317,059)       967,973
       Accrued expenses                                                        (116,571)        38,451
       Customer advances                                                        500,000
                                                                           ------------   ------------
        Cash used in  operating activities                                   (2,110,660)    (1,491,439)

CASH FLOWS FROM INVESTING ACTIVITIES
   Property additions                                                        (2,397,419)      (798,295)
                                                                           ------------   ------------
      Cash used in investing activities                                      (2,397,419)      (798,295)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable and long-term debt                                     0      2,723,466
   Payments of notes payable and long-term debt                              (7,546,485)      (375,523)
   Common stock issued                                                       18,595,721         10,000
                                                                           ------------   ------------
     Cash provided by financing activities                                   11,049,236      2,357,943
                                                                           ------------   ------------

INCREASE IN CASH                                                              6,541,157         68,209

CASH AT BEGINNING OF PERIOD                                                   1,532,361        173,160
                                                                           ------------   ------------

CASH AT END OF PERIOD                                                      $  8,073,518   $    241,369
                                                                           ------------   ------------
                                                                           ------------   ------------


                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying financial statements, except for the December 31, 1995 balance sheet, are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, previously filed with the SEC as part of the Company's Registration Statement on form SB-2, effective May 29, 1996.

2.   INVENTORIES

     Inventories consist of the following:

                                              June 30,          December 31,
                                               1996                1995
                                               ----                ----

     Raw materials and supplies              $1,264,700          $1,420,048
     Finished goods                             271,680
                                             ----------          ----------
                                             $1,536,380          $1,420,048
                                             ----------          ----------

3.   SHAREHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING - On May 29, 1996, the Company sold 2,000,000 Common Shares in an initial public offering. Net proceeds to the Company were $16,125,721 after deducting offering costs, including underwriting commissions, of $1,874,779.

     OVERALLOTMENT OPTION - In connection with the Company's initial public offering of common stock the Company issued an option to the underwriters to purchase up to 300,000 shares solely to cover overallotments. This option was exercised in June 1996 resulting in additional net proceeds of $2,470,000 after deducting offering costs, including underwriting commissions, of $230,000.

4.   EQUIPMENT HELD FOR SALE

     Equipment held for sale includes the equipment which was to be sold to the joint venture and the equipment discussed below.

     In July 1996, the Company completed negotiating an agreement to sell refurbished ITO coating equipment for a total contract price of $2,916,500. Subsequent to June 30, 1996 the Company received a down payment of $500,000. The contract specified that $2,000,000 was to be paid upon completion of the in-factory acceptance test and shipment by the Company and that the final payment of $416,500 was payable upon completion of the installation and the final acceptance test. The contract specified that the equipment ship by October 18, 1996. The equipment did not ship on schedule and as of April 30, 1997, the Company is negotiating contract amendments with the customer. The Company had originally recorded as of June 30, 1996 the used coating equipment it was in the process of refurbishing using the percentage-of-completion method of revenue recognition. The Company has determined revenue recognition criteria had not been met as of June 30, 1996. Previously reported revenues of $910,000 and costs of $610,050 for the three and six month periods ending June 30, 1996 have been reversed and this quarterly filing has been restated to reflect this change (see
     Note 5).

                                 PHOTRAN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                     (CONTINUED)


5.  RESTATEMENT

During the first quarter of 1997, an internal review by management of 1996 interim financial statements determined revenue recognition criteria had not been met on one previously reported product sale and the equipment sale discussed in Note 4. However, the Company did meet revenue recognition criteria in the second quarter on one product sale which had originally been recorded in the first quarter and was subsequently reversed (see Note 6). In addition, a pricing concession granted to another customer during the quarter had not been recorded. The Company had also incorrectly calculated the amount of interest it capitalized to construction in progress, and had not classified the loss on debt extinguishment as an extraordinary item. In addition, an error in the cost of raw materials used was identified.

  In order to properly reflect the above described findings, the Company has restated its interim financial results for its quarter ended June 30, 1996. Year to date results include the effects of a restatement of the first quarter interim financial results (see Note 6). The effects of the restatement are summarized below:

                                                           STATEMENT OF OPERATIONS:

                                      3 Months ended June 30, 1996           6 Months ended June 30, 1996

                                         As                                      As
                                     Previously              As              Previously              As
                                      Reported            Restated            Reported            Restated
                                      --------            --------            --------            --------
Revenues                            $ 1,653,101         $   785,648         $ 2,791,050         $ 1,463,106
Cost of sales                         1,206,923             741,619           1,912,281           1,198,911
Gross profit                            446,178              44,029             878,769             264,195
Income (loss) from operations           109,084            (293,065)            248,950            (365,624)
Interest (income) expense               (18,059)             58,600              42,779             203,438
Extraordinary item                          -                71,990                 -                71,990
Net income (loss)                       127,143            (423,655)            206,171            (641,052)
Net income (loss) per share                0.03               (0.11)               0.06               (0.19)

                                           BALANCE SHEET DATA
                                           AS OF JUNE 30, 1996

                                         As
                                     Previously               As
                                      Reported            Restated
                                      --------            --------
Accounts receivable                 $ 1,094,881         $   676,937
Costs & earnings in excess
   of billings                          410,000
Inventory                             1,347,700           1,536,380
Equipment held for sale               4,569,547           5,063,273
Property & equipment                  9,332,813           9,196,488
Accounts payable                        813,414             878,774
Customer deposits                     1,555,435           2,055,435
Accumulated deficit                  (3,230,690)         (4,077,913)

6.  PRIOR PERIOD ITEMS

During the first quarter of 1997, an internal review by management of 1996 interim financial statements determined that revenue recognition criteria had not been met for three product sales previously reported in the first quarter of 1996. The Company had also incorrectly calculated the amount of interest expense it capitalized to construction-in-progress. In addition an error was made in the valuation of raw materials inventory.

In order to properly reflect the above described findings, the Company has restated its interim financial results for the quarter ended March 31, 1996. The effects of such corrections were to decrease sales by $460,491, decrease cost of sales by $248,066, and increase interest expense by $84,000. Net earnings decreased from $79,029 to a loss of $217,396. Earnings per share decreased from $0.02 to a net loss per share of ($0.07).

7.  SUBSEQUENT EVENT

During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company, Limited (WABO), of WABO's intention to dissolve the joint venture agreement. The Company had been building a glass coating system for sale to the joint venture. The sale was being recorded under the completed contract method. Accordingly, a deposit of $1,530,000 which had been received was recorded as a customer advance. All costs incurred in connection with the building of the system had been capitalized as equipment held for sale. The Company intends to keep the glass coating system and is currently in the process of modifying the system for its own use. All costs incurred for the machine were reclassified to construction-in-progress during the quarter ended December 31, 1996. In April 1997 the Company received notification that WABO has commenced arbitration proceedings, claiming approximately $4.4 million plus legal fees. This process is still in a very early stage, and it is too soon to estimate what, if any, liability the Company will incur. It is possible that additional amounts due upon final resolution of this matter could be material to the financial position, cash flows and operating results of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

    This Form 10-QSB/A contains forward-looking statements as defined in
Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, effects of competition, changes in the product or customer mix or revenues and in the level of operating expenses, rapidly changing technologies and the Company's ability to respond thereto, the impact of competitive products and pricing, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing, acceptance and shipment of equipment manufactured for sale, the timely development and acceptance of new products and other factors disclosed throughout this Form 10-QSB/A and the Company's registration statement on Form SB-2 which became effective May 29, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may effect the Company's business and results of operations.

RESULTS OF OPERATIONS

    FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    REVENUES. Revenues for the second quarter of 1996 were $785,648 compared to $451,349 for the second quarter of 1995, an increase of 74%. Revenues for the 1996 quarter include approximately $83,000 of enhanced reflection mirror revenue, and $24,000 of STN grade ITO coated glass revenue. The balance was primarily from TN grade ITO coated glass. Revenue for the 1995 quarter was almost entirely from the sale of TN grade ITO coated glass.

    Revenues were less than expected during the second quarter of 1996 because the Company encountered start-up problems related to the production of its enhanced reflection mirror products which resulted in longer than anticipated production time, and limited the production of TN grade ITO coated glass. In addition, a contamination problem in the glass cleaning system caused production downtime and delayed shipments.

    The installation of the Company's second production line was delayed by supplier problems and engineering changes to the load lock, coating chambers, material handling and glass cleaning systems. These components are being replaced with redesigned systems that will increase capacity and capability.


    GROSS PROFIT. The gross profit for the second quarter of 1996 was $44,029 or 6% of revenues compared to $4,574 or 1% of revenues in 1995. The increase is due largely to increased operational efficiencies achieved as a result of higher volume levels.

    OPERATING EXPENSES. Operating expenses increased to $337,094 for the three months ended June 30, 1996, compared to $222,548 for the same period in 1995. This increase is due partially to additional accounting and administrative salaries, as well as an increase in freight delivery costs on higher volumes of products sold.

    NET INTEREST EXPENSE. Interest expense for the second quarter of 1996 was $58,600 compared to $60,962 for the second quarter of 1995. The level of interest remained fairly stable from 1995 to 1996 because earnings from the investment of the proceeds from the Company's initial public offering were minimal in the second quarter of 1996 and the repayment of debt from the initial public offering proceeds did not occur until June 1996.

    EXTRAORDINARY ITEM. Upon repayment of the Company's bridge notes in June 1996, the remaining unamortized balance of $71,990 in deferred financing fees was written off. This loss on extinguishment has been classified as an extraordinary item in the Statement of Operations for the three months ended June 30, 1996.

    NET LOSS. The Company reported a net loss of $423,655 for the second quarter of 1996 compared to a net loss of $278,936 for the second quarter of 1995. The increase in the net loss was primarily due to increases in selling and general and administrative expense and interest and amortization expense partially offset by increased revenue from the sales of ITO coated glass.

FOR THE SIX MONTHS ENDED JUNE 30, 1996  COMPARED TO SIX MONTHS ENDED JUNE 30,
1995

    REVENUES. Revenues for the first six months of 1996 were $1,463,106 compared to $668,943 for the first six months of 1995, an increase of 119%. Revenue for the first six months of 1996 include approximately $83,000 from sales of enhanced reflection mirrors and $24,000 from STN grade ITO coated glass. The balance was primarily from TN grade ITO coated glass. Revenue for the first six months of 1995 was almost entirely from the sale of TN grade ITO coated glass.

    Revenue for the first six months of 1996 were less than expected because the Company commenced sample runs of STN grade ITO coated glass, enhanced reflection mirrors and other coated products for prospective customers. These sample runs did not result in revenues for the Company. The Company has received a substantial order for enhanced reflection mirrors. The Company commenced commercial production of this product on its existing production line because of the delay in the installation of its second production line. The change over from ITO production and the start up production problems related to this new product limited the production of TN grade ITO coated glass. In addition, a contamination problem in the glass cleaning systems caused production downtime and delayed shipments.

    GROSS PROFIT. The gross profit for the first six months of 1996 was $264,195 compared to $125,237 for the first six months of 1995. The primary reasons for the increase are the revenue increases discussed above.

    OPERATING EXPENSES. Operating expenses increased to $629,819 for the six months ended June 30, 1996, compared to $420,917 for the same period in 1995. This increase is due partially to additional accounting and administrative salaries, as well as an increase in freight delivery costs on higher volumes of products sold and additional trade show expense as the Company attempted to increase the market for its products.

    NET INTEREST EXPENSE. Interest expense for the first six months of 1996 was $203,438 compared to $78,285 for the first six months of 1995. The increase is due to the amortization of deferred financing costs.

    EXTRAORDINARY ITEM. Upon repayment of the Company's bridge notes in June 1996, the remaining unamortized balance of $71,990 in deferred financing fees was written off. This loss on extinguishment has been classified as an extraordinary item in the Statement of Operations for the three and six months ended June 30, 1996.

    NET LOSS. The Company reported a net loss of $641,052 for the first six months of 1996 compared to a net loss of $373,965 for the first six months of 1995. This increase in the net loss was primarily due to increases in operating expenses as the Company continues to grow, and the increased interest and amortization expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $8,073,518 and net accounts receivable of $676,937. The Company believes that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, will satisfy the Company's projected working capital and capital expenditure requirements for at least 15 months.

    The net cash used in operating activities for the first six months of 1996 was $2,110,660 compared to $1,491,439 for the first six months of 1995. Work in process for the sale of equipment to the Company's Chinese joint venture and to a customer increased $1,859,959. During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company, Limited (WABO), of WABO's intention to dissolve the joint venture agreement. The Company had been building a glass coating system for sale to the joint venture. The sale was being recorded under the completed contract method. Accordingly, a deposit of $1,530,000 which had been received was recorded as a customer advance, and all costs incurred in connection with the building of the system had been capitalized as equipment held for sale. The Company intends to keep the glass coating system and is currently in the process of modifying the system for its own use. All costs incurred for the machine were reclassified to construction-in-progress during the quarter ended December 31, 1996. In April 1997 the Company received notification that WABO has commenced arbitration proceedings, claiming approximately $4.4 million plus legal fees. This process is still in a very early stage, and it is too soon to estimate what, if any, liability the Company will incur. It is possible that additional amounts due upon final resolution of this matter could be material to the financial position, cash flows and operating results of the Company.

    In July 1996, the Company completed negotiating an agreement to sell refurbished ITO coating equipment to its major customer for a total contract price of $2,916,500. The Company has received a down payment of $500,000. The contract specified that $2,000,000 was to be paid upon completion of the in factory acceptance test and shipment by the Company and that the final payment of $416,500 was payable upon completion of the installation and the final acceptance test. The contract specified that the equipment ship by October 18, 1996. The equipment did not ship on schedule and, as of April 30, 1997 the Company was negotiating contract amendments with the customer. The Company had originally recorded the used coating equipment it was in the process of refurbishing using the percentage-of-completion method of revenue
recognition,   The Company has determined revenue recognition criteria had not been met as of June 30, 1996 and has reversed previously reported revenues of $910,000 and costs of $610,050 for the three and six month periods ending June 30, 1996. This quarterly filing has been restated to reflect this change (see Note 5).

    Cash used in investing activities was $2,397,419 during the first six months of 1996 and $798,295 in the first six months of 1995. In both periods this cash was used for the purchase of equipment and leasehold improvements. Internal costs, consisting primarily of direct labor and supplies used in the construction of equipment, of $800,234 and $618,635 were capitalized or charged to construction in process during the first six months ended June 30, 1996 and 1995, respectively.

    On May 29, 1996, the Company sold 2,000,000 Common Shares in an initial public offering. Net proceeds to the Company were $16,125,721 after deducting offering costs, including underwriting commissions, of $1,874,779. In connection with the Company's initial public offering of common stock, the Company issued an option to the underwriters to purchase up to 300,000 shares solely to cover overallotments. This option was exercised in June 1996 resulting in additional net proceeds of $2,470,000 after deducting offering costs, including underwriting commissions, of $230,000.

    The Company repaid the $4,000,000 of Bridge Notes together with approximately $287,500 in accrued interest and a loan from a director of $1,166,668 from the proceeds of the initial public offering. The Company also repaid the $2,000,000 EXIM secured bank line of credit from the proceeds of the initial public offering to reduce interest payments and to avoid payment of EXIM renewal fees.

RECENTLY ISSUED ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS 123 to such arrangements. SFAS 123 was required to be adopted for reporting purposes by the Company in fiscal 1996. The Company elected to adopt only the disclosure provisions of SFAS 123. The fair value recognition and measurement provisions of SFAS 123 for stock-based arrangements with nonemployees did not have a significant impact on the Company.

PART II.  OTHER INFORMATION

ITEM 6.

a.  Exhibits

    10. Sale Agreement Between Photran Corporation and Wintek Corporation dated June 28, 1996

    11.  Computation of Net Income (Loss) per Share

    27.  Financial Data Schedule

b.  Reports on Form 8-K

    No Current Reports on Form 8-K were filed in the fiscal quarter ended June 30, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            /s/ Paul T. Fink
Dated May 7, 1997                          ----------------------------
                                            Paul T. Fink
                                            Chief Financial Officer, Treasurer
                                            and Director

EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER                                                                   NUMBER

10   Sale Agreement Between Photran Corporation and Wintek Corporation     15
     dated June 28, 1996

11   Computation of Net Income (Loss) per Share                            22

27   Financial Data Schedule                                               23