Form 10QSB/A
period 1996-09-30
PHOTRAN CORP
filed 1997-05-07
CIK 894906

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                    FORM 10-QSB/A

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1996

    Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from __________________ to _________________


                         Commission file number    000-20731
                                                   ---------


                                 PHOTRAN CORPORATION
          (Exact Name of Small Business Issuer as Specified in Its Charter)


                MINNESOTA                             41-1697628
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

Yes        X         No                .
    ---------------     ---------------


The number of the registrant's common shares outstanding as of November 6, 1996 was 5,154,392

    Transitional Small Business Disclosure Format (check one):

Yes               No          X              .
   ---------------   ------------------------

                                 PHOTRAN CORPORATION

                                    FORM 10-QSB/A

                                  TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

                                 PHOTRAN CORPORATION
                                    BALANCE SHEETS

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1996               1995
                                                                    AS RESTATED
                                                                   (SEE  NOTE 5)
                                                                    (UNAUDITED)
                                                                   -------------      --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  5,590,105         $ 1,532,361
   Accounts receivable                                                  494,247             808,549
   Inventory                                                          1,471,519           1,420,048
   Equipment held for sale                                            6,024,661           3,203,314
   Prepaid expense                                                       63,457              14,527
                                                                  -------------      --------------
        Total current assets                                         13,643,989           6,978,799

PROPERTY AND EQUIPMENT, net                                          10,489,719           6,995,381

DEFERRED FINANCING COSTS                                                                    191,990

OTHER ASSETS                                                             26,485              26,485
                                                                  -------------      --------------
                                                                    $24,160,193         $14,192,655
                                                                  -------------      --------------
                                                                  -------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bridge financing                                                                     $ 4,000,000
   Line of credit                                                                         1,916,480
   Line of credit                                                                           225,000
   Current portion of long term debt,
      notes payable, and capital lease obligations                  $   284,462           1,041,547
   Accounts payable                                                     783,964           1,195,833
   Accrued expenses                                                     205,461             261,221
   Customer advances                                                  2,055,435           1,555,435
                                                                  -------------      --------------
      Total current liabilities                                       3,329,322          10,195,516

LONG TERM DEBT                                                          104,040             762,783

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
   Undesignated stock, no par value, 6,000,000 shares
      authorized, no shares issued
   Common stock, no par value, 24,000,000 shares authorized,
      5,154,392 and 2,834,823 shares issued and outstanding,
     respectively                                                    25,171,661           6,671,217
   Accumulated deficit                                              (4,444,830)         (3,436,861)
                                                                  -------------      --------------
      Total shareholders' equity                                     20,726,831           3,234,356
                                                                  -------------      --------------

                                                                    $24,160,193         $14,192,655
                                                                  -------------      --------------
                                                                  -------------      --------------


                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                         STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       Three Months Ended                       Nine Months Ended
                                                           September 30,                          September 30,
                                                ---------------------------------       ---------------------------------
                                                    1996                1995               1996                  1995
                                                AS RESTATED                            AS RESTATED
                                                (SEE NOTE 5)                           (SEE NOTE 5)
                                                -------------       -------------       -------------       -------------
REVENUES                                          $ 758,085         $ 1,438,203         $ 2,221,191         $ 2,107,146
COST OF SALES                                       855,589           1,036,856           2,054,501           1,580,562
                                                -------------       -------------       -------------       -------------
     Gross (loss) profit                            (97,504)            401,347             166,690             526,584

OPERATING EXPENSES:
   Process and product development                   91,332              78,838             247,703             218,738
   General and administrative                       172,725              90,823             472,443             277,886
   Selling and marketing                             83,004              34,077             256,734             128,031
                                                -------------       -------------       -------------       -------------
       Total operating expenses                     347,061             203,738             976,880             624,655
                                                -------------       -------------       -------------       -------------
(LOSS) INCOME FROM OPERATIONS                      (444,565)            197,609            (810,190)            (98,071)

INTEREST (INCOME) EXPENSE, net                      (77,649)             92,356             125,789             170,641
                                                -------------       -------------       -------------       -------------
(LOSS) INCOME BEFORE
    EXTRAORDINARY ITEM                             (366,916)            105,253            (935,979)           (268,712)

EXTRAORDINARY ITEM - loss on
    extinguishment of debt                              -                   -               (71,990)                -
                                                -------------       -------------       -------------       -------------
NET (LOSS) INCOME                               $  (366,916)        $   105,253         $ (1,007,969)        $  (268,712)
                                                -------------       -------------       -------------       -------------
                                                -------------       -------------       -------------       -------------
(LOSS) INCOME PER COMMON AND
    COMMON EQUIVALENT SHARE

    (Loss) income before extraordinary item     $     (0.07)        $      0.03         $     (0.23)        $     (0.08)
    Extraordinary item                                  -                   -                 (0.02)                -
                                                -------------       -------------       -------------       -------------
    Net (loss) income                           $     (0.07)        $      0.03         $     (0.25)        $     (0.08)
                                                -------------       -------------       -------------       -------------
                                                -------------       -------------       -------------       -------------
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                             5,262,046           3,346,194           4,015,347           3,346,194
                                                -------------       -------------       -------------       -------------
                                                -------------       -------------       -------------       -------------








                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                         STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         ---------------------------------
                                                                             1996               1995
                                                                         AS RESTATED
                                                                         (SEE NOTE 5)
                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss before extraordinary item                                         $  (935,979)        $  (268,712)
   Adjustments to reconcile net loss to cash used in
   operating activities:
       Depreciation and amortization - property and
         equipment                                                            357,268             190,588
       Amortization of deferred financing costs                               120,000
   Changes in assets and liabilities that provided (used) cash:
       Accounts receivable                                                    314,302            (897,938)
       Inventory                                                              (51,471)           (580,477)
       Equipment held for sale                                             (2,821,347)         (1,825,706)
       Prepaid expenses                                                       (48,930)           (127,968)
       Accounts payable                                                      (411,869)          1,375,921
       Accrued expenses                                                       (55,760)             50,372
       Customer Advances                                                      500,000
                                                                         -------------       -------------
            Cash used in operating activities                              (3,033,786)         (2,083,920)

CASH FLOWS FROM INVESTING ACTIVITIES
   Property additions                                                      (3,851,606)         (1,067,116)
                                                                         -------------       -------------
       Cash used in investing activities                                   (3,851,606)         (1,067,116)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable and long-term debt                                               3,369,466
   Payments of notes payable and long-term debt                            (7,557,308)           (388,272)
   Common stock issued                                                     18,500,444              10,000
                                                                         -------------       -------------
       Cash provided by financing activities                               10,943,136           2,991,194
                                                                         -------------       -------------

INCREASE IN CASH                                                            4,057,744            (159,842)

CASH AT BEGINNING OF PERIOD                                                 1,532,361             173,160
                                                                         -------------       -------------

CASH AT END OF PERIOD                                                     $ 5,590,105         $    13,318
                                                                         -------------       -------------
                                                                         -------------       -------------









                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

    The accompanying financial statements, except for the December 31, 1995 balance sheet, are unaudited and reflect all adjustments, consisting of normal recurring adjustments (except for the change from percentage completion to the completed contract method of contract accounting as discussed in Note 4), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

    These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, previously filed with the SEC as part of the Company's Registration Statement on form SB-2, which was declared effective by the Commission on May 29, 1996.

2.  INVENTORIES

    Inventories consist of the following:

                                                September 30,    December 31,
                                                   1996              1995
                                                   ----              ----
    Raw materials and supplies                  $1,260,144        $1,420,048
    Finished goods                                 211,375
                                                ----------        ----------
                                                $1,471,519        $1,420,048
                                                ----------        ----------

3.  SHAREHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING - On May 29, 1996, the Company sold 2,000,000 Common Shares in an initial public offering. Net proceeds to the Company were $16,025,444 after deducting offering costs, including underwriting commissions, of $1,974,556.

    OVERALLOTMENT OPTION - In connection with the Company's initial public offering of common stock the company issued an option to the underwriters to purchase up to 300,000 shares solely to cover overallotments. This option was exercised in June 1996 resulting in additional net proceeds of $2,470,000 after deducting offering costs, including underwriting commissions, of $230,000.

4.  EQUIPMENT HELD FOR SALE

    Equipment held for sale includes the equipment which was to be sold to the joint venture (see Note 6) and the equipment discussed below.

    In July 1996, the Company completed negotiating an agreement to sell refurbished ITO coating equipment for a total contract price of $2,916,500. The Company received a down payment of $500,000. The contract specified that $2,000,000 was to be paid upon completion of the in factory acceptance test and shipment by the Company and that the final payment of $416,500 was payable upon completion of the installation and the final acceptance test at the buyer's facility. The Company had originally recorded revenue on the contract using the percentage-of-completion method. The contract specified that the equipment was to ship by October 18, 1996. The equipment did not ship on schedule and, as of April 30, 1997 the Company is negotiating contract amendments with the customer. The amendment to the contract has not yet been finalized and, due to the associated uncertainties, the Company has determined that revenue should be recognized only upon completion of the contract. Accordingly, previously reported revenues of $1,140,000 and $2,050,000 for the three and nine months ended September 30, 1996, respectively, and costs of $756,070 and $1,366,120

                                 PHOTRAN CORPORATION
                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                     (CONTINUED)

    for the same periods, respectively, have been reversed from amounts originally reported and this quarterly filing has been restated to reflect this change (see Note 5). These amounts reflect the reversal of the second quarter 1996 revenue and costs which were reversed because the Company had not met revenue recognition criteria as of June 30, 1996 and change to the completed contract method of accounting.

5.  RESTATEMENT

    During the first quarter of 1997, an internal review by management determined that revenue recognition criteria had not been met with respect to one sale previously reported in the third quarter of 1996. In addition, the Company determined that revenue recognition criteria had been met in the third quarter on a portion of a sale which had originally been recorded in the second quarter and was subsequently reversed (see
    Note 6).

    In order to properly reflect the above described findings and the change in accounting method for the equipment sales contract discussed in Note 4, the Company has restated its interim financial results for the quarter ended September 30, 1996. The effects of the restatement are summarized below.



                                                           STATEMENT OF OPERATIONS:

                                        3 Months Ended Sept. 30, 1996            9 Months Ended Sept. 30, 1996
                                        -----------------------------            -----------------------------

                                       As                                       As
                                   Previously               As             Previously             As
                                    Reported            Restated            Reported            Restated
                                    --------            --------            --------            --------
Revenues                          $2,071,055          $  758,085         $ 4,862,105         $ 2,221,191
Cost of sales                      1,616,714             855,589           3,528,996           2,054,501
Gross profit (loss)                  454,341             (97,504)          1,333,109             166,690
Income (loss) from operations        107,280            (444,565)            356,229            (810,190)
Interest (income) expense            (77,649)            (77,649)            (34,870)            125,789
Extraordinary item                      -                   -                   -                 71,990
Net income (loss)                    184,929            (366,916)            391,099          (1,007,969)
Net income (loss) per share             0.03               (0.07)               0.09               (0.25)


                                                                                 BALANCE SHEET DATA
                                                                              AS OF SEPTEMBER 30, 1996
                                                                               As
                                                                           Previously             As
                                                                            Reported            Restated
                                                                            --------            --------
Accounts receivable                                                    $   1,085,161        $    494,247
Costs & earnings in excess of  billings                                    1,543,636
Inventory                                                                  1,343,144           1,471,519
Equipment held for sale                                                    4,781,229           6,024,661
Property & equipment                                                      10,626,044          10,489,720
Customer advances                                                          1,555,435           2,055,435
Accumulated deficit                                                       (3,045,762)         (4,444,830)

6. SUBSEQUENT EVENT

During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company, Limited (WABO), of WABO's intention to dissolve the joint venture agreement. The Company had been building a glass coating system for sale to the joint venture. The sale was being recorded under the completed contract method. Accordingly, a deposit of $1,530,000 which had been received was recorded as a customer advance. All costs incurred in connection with the building of the system had been capitalized as equipment held for sale. The Company intends to keep the glass coating system, and is currently in the process of modifying the system for its own use. All costs incurred for the machine were reclassified to construction-in-progress during the quarter ended December 31, 1996. In April 1997 the Company received notification that WABO has commenced arbitration proceedings, claiming approximately $4.4 million plus legal fees. This process is still in a very early stage, and it is too soon to estimate what, if any, liability the Company will incur. It is possible that additional amounts due upon final resolution of this matter could be material to the financial position, cash flows and operating results of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

    This Form 10-QSB/A contains forward-looking statements as defined in
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, effects of competition, changes in the product or customer mix or revenues and in the level of operating expenses, rapidly changing technologies and the Company's ability to respond thereto, the impact of competitive products and pricing, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing, acceptance and shipment of equipment manufactured for sale, the timely development and acceptance of new products and other factors disclosed throughout this Form 10-QSB/A, the Company's restated Form 10-QSB/A for the quarter ended June 30, 1996 and the Company's registration statement on Form SB-2 which became effective May 29, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.
Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations.

RESULTS OF OPERATIONS

REVENUES
                                            Three Months Ended September 30,
                                            --------------------------------
                                               1996       1995   % Change
                                               ----       ----   --------
Revenues                                 $   758,085   1,438,203    (47)%

                                             Nine Months Ended September 30,
                                             -------------------------------
                                               1996       1995   % Change
                                               ----       ----   --------
Revenues                                 $  2,221,191  2,107,146      5%

    Revenues consist of sales of coated products. Revenue from the sale of TN grade ITO coated glass for the quarter ended September 30, 1996 was 47% less than the 1995 quarter. This decrease is primarily due to a combination of a general market price reduction for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. These changes had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by 41% during the quarter. The Company expects the market price for TN grade ITO coated glass will not recover for several quarters and that its principal customer for this product will continue to order the smaller sheet size.

    During the 1996 quarter, the Company dedicated a significant portion of its available production time on the P-1 line to the development of full scale production processes for enhanced reflection mirrors and it's LCM brand STN grade ITO coated glass. Management believes because of the change in the market for TN grade ITO it is necessary to accelerate the shift in product mix from TN grade ITO to these products. The Company is providing samples to prospective customers and is working with its independent sales representatives to develop customers for these products.

    Revenues from the sale of coated products for the nine months ended September 30, 1996 increased compared to the first nine months of 1995 because the Company did not commence production of TN grade ITO glass until the third quarter of 1995 and sales in the first six months of 1995 consisted primarily of TN grade ITO coated glass the Company had inventoried prior to the suspension of production operations in 1994 to redesign and modify its equipment.

    Revenues for the first nine months of 1996 were less than expected because of the lower market price for TN grade ITO glass and the change in sheet size by the Company's major customer. In addition, the Company commenced sample production runs of its enhanced reflection mirror and LCM brand STN grade ITO coated glass and devoted a significant portion of its available production capacity to the development of commercial scale production processes for these products.

    The Company has purchased the equipment and completed the engineering for its second production line. The installation of this line has been delayed until completion of the equipment fabrication projects in process. The Company expects to have this line operational by the end of the third quarter of 1997.

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

GROSS PROFIT
                                               Three Months Ended September 30,
                                               --------------------------------
                                1996      % Of Sales       1995     % Of Sales
                                ----      ----------       ----     ----------
  Gross profit (loss)         $(97,504)      (13)%      $ 401,347      28%


                                               Nine Months Ended September 30,
                                               --------------------------------
                                1996      % Of Sales       1995     % Of Sales
                                ----      ----------       ----     ----------
  Gross profit               $ 166,690        8%        $ 526,584      25%

    Cost of sales consists of substrate costs, target material costs, and direct labor and overhead related to the Company's manufacturing operations. The decrease in gross profit on coated products in the third quarter of 1996 compared to the same period in 1995 both as a percentage of sales and in real dollar terms was due primarily to the reduced revenue and the market and unit price decreases discussed above. In addition, cost of sales for coated products includes the costs associated with the enhancement of commercial scale production processes for the manufacture of the Company's LCM brand STN grade ITO coated glass and improvements in the process for enhanced reflection mirrors. The production of these products requires ultra clean substrates and must be performed in a clean room environment to achieve acceptable production yields. Because of the change in the market for TN grade ITO coated glass, management made the decision to commence production of these products on the P-1 line prior to the installation of the clean room and material handling and cleaning upgrades. As a result production yields were significantly reduced and scrap cost increased.

    Gross profit on coated products as a percentage of sales decreased during the first nine months of 1996 due to the costs associated with sample and process development runs and the market and unit price decreases discussed above.

PROCESS AND PRODUCT DEVELOPMENT

                                             Three Months Ended September 30,
                                             --------------------------------
                                           1996          1995        % Change
                                           ----          ----        --------
Process and product development         $  91,332    $  78,838         16%
As a percentage of revenues                12%            5%

                                             Nine Months Ended September 30,
                                             --------------------------------
                                           1996          1995        % Change
                                           ----          ----        --------
Process and product development         $ 247,703    $ 218,738         13%
As a percentage of revenues                11%          10%

Process and product development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. The increase in process and product development expenses for the third quarter and nine months ended September 30, 1996 compared to the same periods in 1995 was due primarily to increased personnel and consulting fees incurred for the purpose of expanding the Company's product line and to a lesser extent to increased expenses for supplies and occupancy costs.


GENERAL AND ADMINISTRATIVE EXPENSES

                                             Three Months Ended September 30,
                                             --------------------------------
                                           1996          1995        % Change
                                           ----          ----        --------
General and administrative                172,725       90,823         90%
As a percentage of revenues                23%           6%

                                             Nine Months Ended September 30,
                                             -------------------------------
                                           1996          1995        % Change
                                           ----          ----        --------
General and administrative               472,443       277,886         70%
As a percentage of revenues               21%           13%


    General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation and professional fees. The increase in general and administrative expenses for the three and nine months ended September 30, 1996 compared to the same periods for 1995 is primarily a result of increased staffing. In addition, expenses for office supplies, depreciation, consulting and professional fees increased during the three and nine months ended September 30, 1996 compared to the same periods in 1995. These increased costs are the reason for the increase in general and administrative expense as a percentage of revenue for the three months ended September 30, 1996 compared to the same period in 1995.

SELLING AND MARKETING EXPENSES

                                             Three Months Ended September 30,
                                             --------------------------------
                                           1996            1995      % Change
                                           ----            ----      --------
Selling and marketing                      83,004        34,077       144%
As a percentage of revenues                   11%            2%

                                             Nine Months Ended September 30,
                                             -------------------------------
                                           1996           1995      % Change
                                           ----           ----      --------
Selling and marketing                     256,734       128,031       101%
As a percentage of revenues                 12%            6%

    Selling expenses consist principally of compensation costs for sales and marketing personnel, commissions, travel expenses, trade show expenses, and freight out costs. The addition of sales and customer support staff and increases in trade show, travel and freight costs are the primary reasons for the increase in selling expenses for the three and nine months ended September 30, 1996 compared to the same period in 1995. These increased costs are the reason selling expenses increased as a percentage of revenues for the three months ended September 30, 1996 compared to the same period in 1995.

NET INTEREST (INCOME) EXPENSE

                                             Three Months Ended September 30,
                                             --------------------------------
                                           1996           1995      % Change
                                           ----           ----      --------
Interest (income) expense, net        $  (77,649)     $ 92,356        184%
As a percentage of revenues                 (10)%           6%

                                             Nine Months Ended September 30,
                                             -------------------------------
                                           1996           1995      % Change
                                           ----           ----      --------
Interest expense, net                  $  125,789    $  170,641      (50)%
As a percentage of revenues                    6%            8%

For the three months ended September 30, 1996 the Company had interest income compared to net interest expense for the same period in 1995. The change was due to the earnings from the investment of the proceeds from the Company's initial public offering. In addition, the Company retired substantially all of its outstanding debt in June of 1996 after its initial public offering. This caused net interest expense for the nine months ended September 30, 1996 to be lower than 1995 levels.

    EXTRAORDINARY ITEM. Upon repayment of the Company's bridge notes in June 1996, the remaining unamortized balance of $71,990 in deferred financing fees was written off. This loss on extinguishment has been classified as an extraordinary item in the Statement of Operations for the nine months ended September 30, 1996.


NET INCOME (LOSS)

                                             Three Months Ended September 30,
                                             --------------------------------
                                           1996            1995      % Change
                                           ----            ----      --------
Net (Loss) Income                  $    (366,916)    $  105,253       420%
As a percentage of revenues              (48)%           7%

                                             Nine Months Ended September 30,
                                             --------------------------------
                                           1996           1995      % Change
                                           ----           ----      --------
Net Loss                             $ (1,007,969)    $ (268,712)      222%
As a percentage of revenues              (45)%           (13)%

The decrease (increase) in net income (loss) for the three and nine months ended September 30, 1996 compared to 1995 is primarily due to lower per unit revenues on coated products with substantially the same coating cost per unit, as well as increased selling and general and administrative expenses as the company continues to grow.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $5,590,105 and net accounts receivable of $494,247. The Company believes that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, will satisfy the Company's projected working capital and capital expenditure requirements for at least 12 months.

    The net cash used in operating activities for the first nine months of 1996 was $3,033,786 primarily for increases in work in process for the sale of equipment to the Chinese joint venture and another customer of $2,821,347.

    During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company, Limited (WABO), of WABO's intention to dissolve the joint venture agreement. The Company had been building a glass coating system for sale to the joint venture. The sale was being recorded under the completed contract method. Accordingly, a deposit of $1,530,000 which had been received was recorded as a customer advance, and all costs incurred in connection with the building of the system had been capitalized as equipment held for sale. The Company intends to keep the glass coating system, and is currently in the process of modifying the system for its own use. All costs incurred for the machine were reclassified to construction-in-progress during the quarter ended December 31, 1996. In April 1997 the Company received notification that WABO has commenced arbitration proceedings, claiming approximately $4.4 million plus legal fees. This process is still in a very early stage, and it is too soon to estimate what, if any, liability the Company will incur. It is possible that additional amounts due upon final resolution of this matter could be material to the financial position, cash flows and operating results of the Company.

    During the three months ended September 30, 1996 the Company began exporting TN grade ITO coated glass to select customers on open credit terms. The Company has relied on letters of credit to secure payment in the past.
At September 30, 1996 accounts receivable included approximately $123,000 of receivables from foreign customers that were not secured by letters of credit.

    In July 1996 the Company completed negotiating an agreement to sell ITO coating equipment to its major customer for a total contract price of $2,916,500. The Company has received a down payment of $500,000. An additional $2,000,000 was to be paid upon completion of the in factory acceptance test. The final payment of $416,500 was payable upon completion of the installation and the final acceptance test. Revenue from the equipment contract was being recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date on the contract to estimated total contract costs at the end of an accounting period. Management considered expended costs to be the best available measure of progress on uncompleted contracts. The contract specified that the equipment was to ship by October 18, 1996. The equipment did not ship on schedule and, as of April 30, 1997 the Company is negotiating contract amendments with the customer. The amendment to the contract has not yet been finalized and, due to the associated uncertainties, the Company has determined that revenues should be recognized only upon completion of the contract. See Note 4 to financial statements for the effects of the change in revenue recognition methods.

    Cash used in investing activities was $3,851,606 during the first nine months of 1996 and $1,067,116 in the first nine months of 1995. In both periods this cash was used for the purchase of equipment and leasehold improvements. Internal costs, consisting primarily of direct labor and supplies used in the construction of equipment, of $2,246,316 and $1,102,229 were capitalized or charged to construction-in-process during the first nine months of 1996 and 1995, respectively.

    Cash flows from financing activities during the nine months ended September 30, 1996 consisted primarily of the $18,500,444 in proceeds from the Company's initial public stock offering in May of 1996. In addition, the Company repaid the $4,000,000 of Bridge Notes together with approximately $287,500 in accrued interest and a loan from a director of $1,166,668 from the proceeds of the initial public offering. The Company also repaid the $2,000,000 EXIM secured bank lines of credit from the proceeds of the initial public offering to reduce interest payments and to avoid payment of EXIM renewal fees.

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


RECENTLY ISSUED ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS 123 to such arrangements. SFAS 123 was required to be adopted for reporting purposes by the Company in fiscal 1996. The Company has elected to adopt only the disclosure provisions of SFAS 123. The fair value recognition and measurement provisions of SFAS 123 for stock-based arrangements with nonemployees did not have a significant impact on the Company.

PART II.  OTHER INFORMATION

ITEM 6.

a.  Exhibits

    11.  Computation of Income (Loss) per Common and Common Equivalent Share

    27.  Financial Data Schedule

b.  Reports on Form 8-K

No Current Reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHOTRAN CORPORATION
                                       -------------------
                                       Registrant


                                       /s/ Paul T. Fink
Dated May 7, 1997                      -----------------------------------
                                       Paul T. Fink
                                       Chief Financial Officer, Treasurer
                                       and Director

EXHIBIT INDEX

  EXHIBIT
 NUMBER                                                                  PAGE
                                                                       NUMBER

11       Computation of Income (Loss) per Common and
              Common Equivalent Share                                    17

27       Financial Data Schedule                                         18