Form 10KSB40
period 1996-12-31
PHOTRAN CORP
filed 1997-05-07
CIK 894906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                    -------------
                                     FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended: December 31, 1996, Commission File No. 000-20731

                                 PHOTRAN CORPORATION
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its Charter)

        MINNESOTA                                       41-1697628
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

 21875 Grenada Avenue, Lakeville, Minnesota                 55044
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)              (Zip Code)

                                    (612) 469-4880
--------------------------------------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, No Par Value
--------------------------------------------------------------------------------
                                   (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.                                             Yes   X      No
                                                              -----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                          [X]

State Issuer's revenues for its most recent fiscal year:  $2,886,540.

The aggregate market value of voting stock held by nonaffiliates of the Issuer on March 31, 1997 was $10,065,285.

The number of shares outstanding of the Issuer's only class of common stock on March 31, 1997 was 5,154,392.

                                        PART I

ITEM 1:  DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

    Photran Corporation ("Photran" or the "Company") was incorporated in 1991 under the laws of the State of Minnesota. During the past three years, the Company has not changed its form of organization or mode of conducting business, except that the Company commenced commercial scale production of ITO coated glass for the first time in July of 1995.

GENERAL

    The Company develops, manufactures and markets high performance optical and electrically conductive, thin film coated products. The Company employs a process based on a technology known as planar magnetron sputtering. This process is used to apply microscopically thin layers of metal, metal oxide, nitride, boride, carbide and fluoride to a wide variety of substrate materials. These thin film coatings provide essential optical, electrical or durability properties to a substrate material such as glass, metal, or plastic.

    The Company began commercial scale production on its first coating line in July 1995. The Company's first product is its PCO brand of indium tin oxide ("ITO") coated glass. ITO coated glass consists of a high quality sheet of thin glass which the Company coats with a transparent, electrically conductive ITO coating. ITO coated glass is a principal component of flat panel displays. These displays are used in watches, calculators, lap top computers and consumer electronics devices.

TECHNOLOGY

    The Company's core manufacturing technology is based on a vacuum coating process known as planar magnetron sputtering. This process is used to apply microscopic thicknesses of thin film coatings onto a variety of substrate materials. The coating process occurs in a specially designed vacuum chamber. The source material for the coating is normally a metal plate referred to as the "target," which is mounted on a device called a "magnetron sputtering cathode." The cathode and target assembly becomes the negative terminal in an electrical circuit. A regulated power supply energizes the cathode and target, providing a source of electrons. A small volume of argon gas is introduced into the vacuum chamber near the cathode. Electrons emitted from the cathode collide with these argon atoms causing the argon atoms to become positively charged or "ionized." The negative charge on the target provides a strong electrical attraction for the argon gas ions causing them to strike the target with very high velocity. The kinetic energy of the argon gas ions, which is transferred to the target surface, results in an atom of the target material being "sputtered" off the surface. The sputtered atom travels at a very high speed toward the substrate material, which is passing through the vacuum chamber. The sputtered atom strikes the substrate surface with sufficient force to form a strongly bonded coating.

ITO COATED GLASS PRODUCTS AND MARKETS

    To date, the Company's principal product has been its PCO brand TN grade ITO coated glass. The Company had orders for approximately 1,000,000 pieces of ITO coated glass as of December 31, 1996. The Company has also produced enhanced reflection mirrors in limited quantities.

    PCO BRAND TN GRADE AND LCM BRAND STN GRADE ITO COATED GLASS. The first product the Company introduced was its twisted nematic (TN) grade ITO coated glass that is the primary material used to construct many types of flat panel displays. The most common type of flat panel display is the TN grade liquid crystal display ("LCD"), which is used in watches, calculators, electronic games and most types of inexpensive consumer electronics devices. These displays, which incorporate TN grade ITO coated glass, are produced in very high volume by an estimated 200 display manufacturing companies located in Japan and other Asian countries.

    To further its market position and to attempt to secure higher margins, the Company is developing a new ITO coated glass product for the high-resolution super twisted nematic ("STN") segment of this market. In 1997 the Company plans to continue to focus on development of the STN grade market and to expand its production capacity to allow for greater output of TN grade and the production of STN grade ITO coated glass.

    Based on a report published by Stanford Resources, Inc., a market research firm specializing in the electronic display industry, the worldwide market for the ITO coated glass used to manufacture all types of LCDs is currently expected to be approximately $268 million by the year 2000. A report from the same service indicates that by the year 2002 the market for flat panel displays, of which ITO coated glass is a major component, is forecast to be more than $23 billion annually. The projected compound annual growth rate for the LCD segment of the flat panel display market is estimated to be approximately 21% for the period from 1991 to 2000 by Semiconductor International, a trade publication. This rapid growth in the market for finished displays is expected to drive a corresponding increase in demand for ITO coated glass.

    TOUCH SCREEN PANELS.   The Company also coats glass panels with ITO and
antimony tin oxide materials. These coated glass panels are the principal material component in all resistive and capacitive type touch screens. Resistive and capacitive type touch screens account for the majority of the touch screen market.

A/R PRODUCTS AND MARKETS

    Anti-reflection ("A/R") coatings consist of microscopically thin layers of metal and metal oxide materials that utilize the principle of light wave interference to reduce the reflectivity of the surface of a glass or plastic substrate. The Company is currently developing the two A/R products described below.

    POLARCLEAR POLARIZING FILM.   The Company's PolarClear product will consist
of a sheet of plastic polarizing film, which is available from several sources in the U.S. and Asia, to which the Company will apply an A/R coating. The Company does not currently purchase this material and does not have any agreements with any suppliers of the material.

    Every LCD display utilizes a plastic polarizing film on the front of the display. According to a report by Stanford Resources the annual market for polarizers is projected to be $420 million by the year 2000.

    ARTGLAS PICTURE FRAMING GLASS. ArtGlas picture framing glass will consist of a high quality sheet of clear glass that the Company will coat with A/R and UV light blocking coatings. UV light is present at very damaging levels in sunlight and most fluorescent light. It is the primary cause of irreversible fading in paintings, prints and photographs.

    According to the Professional Picture Framers Association, the annual market for picture framing is approximately $4 billion. Historically, picture-framing glass has accounted for approximately 8% of the total framing cost. The Company estimates that between 10% and 12% of the glass currently used for picture framing is a chemically etched "non glare" type of glass. This product reduces glare by creating a matte texture for the picture or artwork. Although it reduces glare, etched glass also reduces the image clarity and color fidelity. The Company is aware of two A/R coated picture framing glass products produced by a chemical dip process but is not aware of any A/R picture framing glass coating applied using sputtering technologies.

    The Company plans to sell ArtGlas for approximately the same price as existing chemically dipped glass. The Company believes that the price and performance qualities of ArtGlas will provide the Company with competitive advantages in the picture framing glass market.

    The Company's current production system cannot accommodate the large sheets of glass required to produce ArtGlas. The Company intends to install a coating system that will be capable of coating 30" x 40" sheets of ArtGlas.

ENHANCED REFLECTION MIRROR PRODUCTS AND MARKETS

    Enhanced reflection mirrors ("ERMs") are glass or plastic sheets coated with highly reflective mirror coatings on the surface closest to the point of use (front surface). The Company commenced shipments of ERM products on a limited basis in 1996. To date, the Company's selling efforts with respect to ERM products has been very limited. The Company intends to focus additional development and selling efforts on certain Asian customers during 1997. It is not possible to determine at this time whether sales of ERM products will contribute materially to the Company's revenues in 1997.

    PMAX ENHANCED REFLECTION MIRRORS. The Company's PMAX enhanced reflection mirrors consist of a polished glass sheet coated with an ultra-high reflection mirror coating on the front surface. Front surface mirrors are used in all photocopiers, laser and bar code scanners, projection televisions, overhead projectors and many other types of specialty mirror applications.

SALES AND DISTRIBUTION

    The Company's sales and distribution activities are currently handled on a direct basis and through selling agents. The Company's sales efforts are currently conducted largely by senior management. Sales and distribution of products under development will vary, depending on the product and the markets to be pursued.

    ITO PRODUCTS

    ITO products are sold to manufacturers of flat panel displays. These displays are used in such products as watches, calculators and lap top computers. The Company sells its ITO coated glass and touch screen products directly and through independent sales agents in the U.S. and Asia. This method of distribution has provided a low cost, effective method of serving these markets.

    The Company has informal sales arrangements with several U.S. and Asian sales agents and is in the process of formalizing these arrangements. These sales agents are paid a sales commission that is standard for the industry.

    A/R PRODUCTS

    POLARCLEAR POLARIZING FILM. PolarClear A/R and UV light blocking polarizing films will be distributed through the Company's existing ITO coated glass selling agents. This product is used by the same customers who purchase the Company's ITO coated glass products.

    ARTGLAS PICTURE FRAMING GLASS. ArtGlas will be sold on a wholesale basis to a limited number of established distributors of picture framing glass in the U.S. and Europe.

    ENHANCED REFLECTION MIRROR PRODUCTS

    PMAX ENHANCED REFLECTION MIRRORS. To reach the markets for ERMs, the Company will utilize sales agents to call on manufacturers of photocopiers, laser and bar code scanners, overhead projectors and projection televisions.

COMPETITION

    The Company has not yet shipped significant quantities of products in any of the markets in which it intends to compete. It has not, therefore, established a significant market presence in any of these markets.

    ITO PRODUCTS

    TN GRADE AND STN GRADE ITO COATED GLASS. Approximately half of the world's production capacity for TN grade ITO coated glass is located in Japan. Japanese LCD manufacturers utilize most of the ITO coated glass production capacity in Japan. The principal suppliers of ITO coated glass for the LCD industry outside of Japan are Applied Films Corporation of Boulder, Colorado; Samsung Corning of Seoul, South Korea and Merck Balzers of Liechtenstein. These ITO suppliers have substantial financial, technical, manufacturing and marketing resources, are well established and will provide formidable competition to the Company for the foreseeable future. The Japanese ITO coating manufacturers are not active in supplying markets outside of Japan. However, to the extent the Company attempts to develop business in Japan they will provide direct competition.

    Because of the strong competition in the TN grade ITO coated glass market, the Company is planning to focus on the higher quality, higher margin STN grade segment of the ITO coated glass market. The Company believes that only three Japanese ITO producers and Samsung Corning are able to supply significant quantities of STN grade ITO coated glass. The Company estimates that until recently, approximately 90% of the demand for STN grade ITO coated glass was in Japan. However, beginning in the fourth quarter of 1995, several new STN grade LCD production lines have commenced production in Taiwan, Singapore, Korea and Hong Kong. The Company believes that the non-Japanese markets for STN grade ITO coated glass will be easier to penetrate than the Japanese market. The Company, therefore, intends to target the non-Japanese markets for STN grade LCD manufacturing and has made a strategic decision to refrain from entering the Japanese market because formidable competition and captive markets would make such penetration difficult and costly.

    TOUCH SCREEN PANELS. The only existing supplier of ITO and antimony tin oxide coated panels for the touch screen market of which the Company is aware is the Display Products Division of Donnelly Corporation in Holland, Michigan. Donnelly has fully integrated production facilities for glass bending and thin film coating. The Company's touch screen product is manufactured using a different coating technology which the Company believes is more efficient than the process used by its competitors. The Company intends, therefore, to compete in this market on the basis of price.

    A/R PRODUCTS

    POLARCLEAR POLARIZING FILTERS. The market for A/R coated polarizing plastic sheets has developed rapidly in the last two years. Currently Optical Coating Laboratory, Inc. (OCLI) of Santa Rosa, California and Nitto Denko of Japan account for the majority of the market for A/R coated polarizing material. There are five other principal suppliers of polarizing material worldwide.
Three are in Japan and two are in the U.S. Each of these companies has substantial manufacturing, technical, marketing and financial resources. The Company believes the processes it has under development will enable it to compete on the basis of both cost and quality.

    ARTGLASS PICTURE FRAMING GLASS. There are two companies of which the Company is aware that currently supply anti-reflection picture framing glass. Denton Vacuum, Inc. of Cherry Hill, New Jersey, and Schott Glas Werks of Mainz, Germany, sell anti-reflection picture glass for the framing market that is manufactured by a chemical dip process. The Company believes its ArtGlass product will have more effective optical and A/R properties than products offered by competitors and believes that these properties will provide a competitive advantage in this market. The Company plans to sell ArtGlass for approximately the same price as existing chemically dipped glass.

    ERM PRODUCTS

    PMAX ENHANCED REFLECTION MIRRORS. The market for enhanced reflection mirrors is currently being served by OCLI, Viratec Thin Films, Inc. (Viratec) of Faribault, Minnesota and Opton, Inc. of Norfolk, Virginia. These three companies are believed to supply more than 90% of the worldwide demand for ERMs. All three companies have large manufacturing facilities in the U.S., Europe and Asia for cutting and edge grinding of these products to meet end user specifications. The Company intends to compete in this market on the basis of price.

RAW MATERIALS

    The principal raw materials used in the Company's manufacturing processes are glass substrates, which are coated with thin films, and the targets, which are the source material for the thin film coatings. The glass used for ITO coated glass is a special grade of thin soda lime glass. This material is available from five suppliers worldwide. The Company currently purchases its glass substrate from Glaverbel, S.A. of Belgium, although it does not have a long term supply agreement with this supplier. Other suppliers are located in the U.K. and Japan. The Company believes that it can obtain comparable quality material from other suppliers should its current source be disrupted. Raw materials for products to be introduced in 1997 and the target materials are widely available from a variety of sources.

CUSTOMERS

    During 1995, sales of ITO coated glass to the Company's two largest customers accounted for 57% and 28% of total revenue, respectively. Sales to the largest customer accounted for 87% of 1996 sales. The Company's largest customer is located in Taiwan and is the largest LCD manufacturer outside of Japan. The Company does not have any long-term contractual commitments from its customers. The Company sold its PCO brand of ITO coated glass to a limited number of customers in 1995 and 1996, primarily due to production capacity limitations. The Company expects to increase its productive capacity during 1997, and anticipates that it will be able to expand its ITO product customer base when this increased capacity is available.

    The Company plans to further expand its customer base in the near term through new product offerings. Based on current sales to its largest customer, however, the Company expects that customer to continue to account for at least 50% of its sales revenue in 1997.

    Customers for the Company's ITO coated glass products are predominantly located in Asia. The Company anticipates that the initial customers for its A/R and ERM products will be located predominantly in the U.S.

INTELLECTUAL PROPERTY

    The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company has seven issued U.S. patents, four U.S. patent applications which have been filed and 16 U.S. patent applications which have been prepared and are in the process of being finalized for filing. The validity and breadth of claims covered in the Company's patents and patent applications involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or if issued that such patents or the Company's existing patents will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. Other than the prior art review done in connection with the Company's patent applications, the Company has not undertaken any independent investigation regarding potential infringement of its current or proposed products on the property rights of others.

GOVERNMENT REGULATION; ENVIRONMENTAL LAWS

    The Company's business is not subject to any material governmental regulations, nor are any governmental approvals required for the operations of the Company as currently conducted or anticipated to be conducted in the foreseeable future. Costs and effects of environmental compliance are also not material to the Company's business.

RESEARCH AND DEVELOPMENT

    The Company spent $353,636 and $455,847 on research and development activities in 1995 and 1996, respectively. None of these expenditures are borne directly by customers.

EMPLOYEES

    As of December 31, 1996, the Company had 107 full-time employees and 2 part-time employees. Of these full-time employees, 15 were in research and development and engineering, 40 were in manufacturing and production, 33 were in machining, machine assembly and facilities maintenance, one was in sales, and 18 were in management or administrative positions. In March of 1997 management eliminated 21 full-time positions. These staff reductions primarily affected the engineering, research and machining departments. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

    The Company leases its main office and manufacturing facility located at 21875 Grenada Avenue, Lakeville, Minnesota 55044. This 23,000 square foot facility consists of 16,000 square feet of manufacturing space (including approximately 10,000 square feet of high quality environmentally controlled clean room area). The remaining 7,000 square feet is used for administrative, engineering, R & D and sales offices. The Company also leases a nearby 47,000 square foot building located at 21725 Hanover Avenue, Lakeville, Minnesota 55044. The Company intends to use this facility for its machine shop, shipping and receiving, and another manufacturing line. The Company has options to purchase both of these buildings. The Company believes these facilities are in good condition and are adequate for the foreseeable future. The Company carries insurance covering the full replacement value of these properties. For discussion concerning the lease obligations, see Note 6 to Financial Statements.

EQUIPMENT

    The Company currently operates a single in-line coating machine which it has designated "P-1." The P-1 line is housed in a high quality environmentally controlled clean room. It is being used primarily to produce ITO coated glass.

    During the fourth quarter of 1996, the Company was informed by its Chinese joint venture partner of the partner's desire to dissolve the joint venture. The Company had been constructing a coating line for sale to the joint venture. The Company will now keep this coating line, designated the "P-1000," and is currently modifying it to suit the Company's manufacturing needs. This equipment is owned by a lease financing company subject to the Company's obligation to purchase the equipment at the end of the lease term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - China Joint Venture."

    The Company owns the majority of its manufacturing equipment (other than the P-1000) as well as equipment used in its research and development activities. Some of the Company's machine shop and office equipment is subject to operating and capital leases none of which are material to the Company's business. All of the Company's personal property, whether owned or leased, is in good condition and adequate for the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

    The Company was not a party to any legal proceedings during 1996. On April 10, 1997, the Securities and Exchange Commission notified the Company that the Commission had commenced a formal investigation with respect to certain financial and accounting irregularities that had been identified by the Company and its independent auditors. The investigation is in the preliminary stages and it is not possible to determine at this time what impact, if any, the investigation will have on the Company's financial condition or results of operations.

     During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner of the partner's intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings had been commenced against it by its joint venture partner, claiming approximately $4.4 million plus legal fees and costs. This process is still in a very early stage, and it is too soon to determine whether the Company will be liable for any additional amounts beyond the return of amounts which are recorded as customer deposits (see Note 2). It is possible that additional amounts due upon final dissolution of this agreement could be material to the financial position and operating results of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted by the Company to a vote of security holders during the quarter ended December 31, 1996.

                                       PART II


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's common shares are listed on the NASDAQ National Market under the symbol "PTRN." The high and low bid prices during the fiscal quarters since the Company's common shares became listed, as reported in the NASDAQ NMS monthly statistical report, are as follows:


                                        1996
                                        ----
                               HIGH              LOW
                               ----              ---
Second quarter                 14 1/4            9 3/4
Third quarter                  12 1/8            5 5/8
Fourth quarter                  6 1/2            3 1/4


    There were approximately 347 shareholders of record as of December 31, 1996. The Company has not paid any dividends on its common shares and anticipates retaining future earnings, if any, to finance operations of the Company.

    ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                          SELECTED QUARTERLY FINANCIAL DATA


------------------------------------------------------------------------------------------------------------------------------------
                 First Quarter          Second Quarter          Third Quarter          Fourth Quarter          Total Year

                 1996        1995        1996        1995        1996      1995          1996      1995        1996        1995
                  (1)                     (1)                     (1)                     (2)
------------------------------------------------------------------------------------------------------------------------------------
Net Sales       $677,459    $217,595    $785,648    $451,349    $758,085  $1,438,203    $665,349  $1,255,671  $2,886,541  $3,362,818
Gross Profit
 (loss)          248,743     120,662      44,029       4,574     (97,504)    401,347    (919,016)    787,713    (723,748)  1,314,296
Income
 (loss) from
 operations      (72,558)    (77,708)   (293,065)   (217,974)   (444,565)    197,609  (4,321,362)    434,516  (5,131,550)    336,443
Income (loss)
 before
 extraordinary
 item           (217,396)    (95,031)   (351,665)   (278,936)   (366,916)    105,253  (4,273,940)    318,727  (5,209,917)     50,013
Net Income
 (loss)         (217,396)    (95,031)   (423,655)   (278,936)   (366,916)    105,253  (4,273,940)    318,727  (5,281,907)     50,013
Income (loss)
 per common
 share before
 extraordinary
 item               (.07)       (.03)       (.09)       (.08)       (.07)        .03       (1.00)        .09       (1.23)        .01
Net Income
 (loss) per
 common share       (.07)       (.03)       (.11)       (.08)       (.07)        .03       (1.00)        .09       (1.25)        .01
------------------------------------------------------------------------------------------------------------------------------------
Total assets  14,141,498   7,456,556  24,667,209   9,140,265  24,160,193  10,298,636  20,503,304  14,192,655  20,503,304  14,192,655
Long-term
 debt, less
 current
 portion         290,318     473,022     152,726   1,355,779     104,040   1,343,030     327,813     762,783     327,813     762,783
------------------------------------------------------------------------------------------------------------------------------------



(1)  As restated - see restatements of interim financial results on page 12.

(2)  See Other nonrecurring charges section on page 16.

RESTATEMENTS OF INTERIM FINANCIAL RESULTS

    The Company has determined that it was necessary to restate previously reported interim financial results for the first, second and third quarters
of 1996.   A tabular comparison of the statement of operations and balance sheet for the quarter ended March 31, 1996 as previously reported and as restated has been filed with the Commission on Form 8-K. Similar tabular comparisons of the statements of operations and balance sheets for the quarters ended June 30, 1996 and September 30, 1996 have been filed with the Commission as amendments to the Company's quarterly reports on Form 10-QSB for such quarters. Presented below is a description of the items restated by quarter.

QUARTER ENDED MARCH 31, 1996

    Revenue for the first quarter of 1996 has been reduced by $460,491 related to recorded sales transactions that did not meet the Company's criteria for revenue recognition. In addition, errors in the valuation of raw materials inventory, depreciation and in the computation of capitalized interest increased cost of sales and interest expense by $66,000 and $84,000 respectively.

QUARTER ENDED JUNE 30, 1996

    Revenue for the second quarter of 1996 has been reduced by $867,453 due primarily to the reversal of equipment sales revenue of $910,000 resulting from recognition criteria not being met. The Company has also corrected an error in the valuation of raw materials inventory. This correction decreased gross profit by $37,000. Accordingly, costs previously reported as cost of sales have now been classified as equipment held for sale on the balance sheet. See "Results of Operations -Revenue."

QUARTER ENDED SEPTEMBER 30, 1996

    Revenue for the third quarter of 1996 has been reduced by $1,312,970. Previously reported net sales transactions of $173,000 that did not meet the Company's criteria for revenue recognition have been reversed. In addition, equipment sales revenue of $1,140,000 has been reversed as a result of the change to the completed contract method of revenue recognition on an equipment contract discussed above. Costs previously reported as cost of sales have now been reclassified as equipment held for sale. See "Results of Operations - Revenue."

FORWARD LOOKING STATEMENTS

    THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE, OF NEW MANUFACTURING EQUIPMENT, THE TIMELY COMPLETION, TESTING, ACCEPTANCE AND SHIPMENT OF EQUIPMENT MANUFACTURED FOR SALE, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-KSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND IN
THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUES

    For the year ended December 31, 1996 net sales decreased 17% to $2,886,540 from $3,362,818 in 1995. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The decrease in revenue for the year ended December 31, 1996 compared to 1995 is due primarily to a combination of a general market price reduction for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. These changes had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the beginning of the year to the end of the year. This decrease in per unit revenue was partially offset by an increase in the number of units produced of approximately 28%.

    The Company expects the market price for TN grade ITO coated glass will begin to recover in the second half of 1997. The Company is also pursuing sales of larger size substrates that will provide increased revenue per unit for substantially the same coating cost per unit. The Company also expects to expand its productive capacity in 1997 with the addition of one or more thin
film coating lines.   Based on recent discussions with its Asian selling agents
and current customers, management anticipates significant growth in revenue from the sale of ITO coated glass in 1997 following the addition of productive capacity.

    During 1996 the Company dedicated a significant portion of its available production time on its P-1 line to the development of full scale production processes for enhanced reflection mirrors and its LCM brand ITO coated glass. Management believes because of the fluctuations in the market for TN grade ITO it is necessary to accelerate the shift in product mix from TN grade ITO to these products. The Company is providing samples to prospective customers and is working with its independent sales representatives to develop customers for these products.

    During 1996 most of the Company's engineering capabilities were dedicated to the design and construction of two thin film coating lines, one of which
was held for sale at December 31, 1996.   As a result, the Company did not
realize increases in productive capacity and capabilities in 1996.

    In the summer of 1996 the Company entered into an agreement to sell certain ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company has received a down payment of $500,000. Revenue of $2,050,000 from the equipment contract was recognized on the percentage-of-completion method through the third quarter of 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. Delivery was delayed and the customer has requested the Company to install and operate the equipment
in the Company's facilities during 1997.   The Company is in the process of
negotiating contract amendments to extend the delivery date. The amendments had not been finalized as of the date of this report and, therefore, the Company has determined that it is appropriate to change to the completed contract method of accounting for this transaction in the fourth quarter of 1996. Previously reported revenues and cost of sales related to this transaction, which were recorded in the second and third quarters of 1996, have been reversed and the associated costs have been classified as equipment held for sale in the December 31, 1996 balance sheet.

    The Company's largest customer accounted for 87% and 57% of the Company's revenue during 1996 and 1995, respectively. This customer is the prospective purchaser of the ITO coating equipment discussed above. If the sale is consummated, to the extent that this equipment satisfies a significant portion of the customer's need for ITO coated glass, the Company will need to find additional customers to replace this source of revenue. The Company expects, however, to continue supplying this customer with ITO coated glass in future periods. Based on recent discussions with this customer, management currently expects the customer's purchases of ITO coated glass in future periods to be comparable to historical levels, although no long-term purchase commitments exist. During 1995, a second customer accounted for 28% of total revenue.

GROSS PROFIT (LOSS)

     Gross loss was $723,748 in 1996, compared to gross profit of $1,314,296 in 1995. The loss was due in part to the shift to smaller sheet size and market and unit price decreases discussed above. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations. Cost of sales also includes the costs associated with the enhancements of commercial scale production processes for the manufacture of the Company's LCM brand ITO coated glass and improvements in the process for enhanced reflection mirrors. The production of these products requires ultra clean substrates and must be performed in a clean room environment to achieve acceptable production yields.  Management made the decision
to commence production of these products on its existing production line prior to the installation of the clean room and material handling and cleaning upgrades. As a result, production yields were significantly reduced and scrap
cost increased.   Management believes that equipment and facility improvements planned for 1997 will resolve these problems.

    In addition, during the fourth quarter of 1996 the Company determined that certain glass inventory that the Company had successfully coated and sold earlier in 1996 had become stained by the packaging materials. The multiple washings which this glass required and the poor quality of output and high scrap rates have made it economically unfeasible to attempt to coat this glass. Management, therefore, has reduced the carrying value of this inventory by approximately $400,000 and charged that amount to cost of sales in the fourth quarter.

PROCESS AND PRODUCT DEVELOPMENT

    Process and product development expenses increased to $455,847 in 1996 from $353,636 in 1995. These expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. The increase in 1996 was due primarily to increased personnel and consulting fees incurred for the purpose of expanding the Company's product line.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $1,003,365 in 1996 from $462,686 in 1995. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The increase in 1996 is partially a result of increased staffing. Bad debt expense increased by approximately $80,000 due to the bankruptcy of one customer in late 1996. In addition, the Company incurred significant professional fees in connection with a special investigation of certain transactions which were recorded in 1996 which was initiated by the Board of Directors and led to a restatement of previously reported interim financial results for the first, second, and third quarters of 1996. Additional professional fees will be incurred in connection with this investigation in 1997, but it is not currently possible to determine whether such fees will be material to the Company's 1997 results of operations.

SELLING EXPENSES

    Selling expenses increased to $ 459,281 in 1996 from $161,531 in 1995.
These expenses consist principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. The addition of sales and customer support staff and increases in trade show, travel and freight costs are the primary reasons for the increase in selling expenses for the year ended December 31, 1996.

OTHER NONRECURRING CHARGES

    In the fourth quarter of 1996 the Company's Chinese joint venture partner notified the Company of its intention the cancel a joint venture agreement with the Company and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was written off, resulting in a charge of $1,800,000.

    In the fourth quarter of 1996, the Company discontinued its development of commercial scale production equipment for its ZeroRay-TM- glare and radiation control filters due to technical difficulties encountered with the large scale production of the optical gel adhesive necessary for attaching the filters to computer and television screens. Management believes that the resolution of these issues would have required significant additional resources and would have raised the cost of the filters to a point where the product could not be competitive with other similar products. In connection with this decision, management determined that production equipment that had been purchased to manufacture the ZeroRay product had been impaired. The Company determined that this equipment, which had a historical cost of approximately $378,000, had no foreseeable future value and was, therefore, written off.

     In addition, the Company determined that as a result of refocusing of its operations, a piece of manufacturing equipment had little future value to the Company at December 31, 1996. The machine has been written down to its fair value, resulting in an impairment charge of approximately $272,000 in the fourth quarter of 1996.

NET INTEREST EXPENSE

    For the year ended December 31, 1996 the Company had interest expense net of interest income of $78,367 compared to interest expense of $286,430 in 1995. The change was due to the earnings from the investment of the proceeds from the Company's initial public offering. In addition, the Company retired substantially all of its outstanding debt in June of 1996 after its initial public offering.

EXTRAORDINARY ITEM

     Upon repayment of the Company's Bridge Notes in June 1996, the remaining unamortized balance of $71,990 in deferred financing fees was written off. The loss on extinguishment has been classified as an extraordinary item in the Statement of Operations for the year ended December 31, 1996.

NET INCOME (LOSS)

    The net loss of $5,281,907 for the year ended December 31, 1996 compared to net income of $50,013 for 1995 was primarily due to the non-recurring charges and inventory valuation adjustments discussed above. In addition, the decrease in the unit revenues discussed above and the product and process enhancement costs included in cost of sales contributed to the loss.

NET OPERATING LOSS CARRYFORWARDS

     In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a change in ownership of greater than 50% of the Company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards which accrued during the tax periods prior to the change in ownership. As of December 31, 1996, the Company had an NOL carryforward of approximately $6.5 million which expires in 2006 through 2010. Due to certain ownership changes which occurred during the year ended December 31, 1993, the NOL carryforwards of $700,000 incurred through February 1993, which can be utilized by the Company on an annual basis, are limited to approximately $50,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change. Utilization of the approximately $5.8 million of NOL carryforwards incurred after February 1993 is not limited under Section 382 of the Code. However, the Company's ability to use its NOL carryforwards may be further limited by subsequent issuances of common stock.

CHINA JOINT VENTURE

    In 1994 the Company entered into a joint venture agreement with the Shenzhen WABO Group Company Limited ("WABO"), of Shenzhen, China. The agreement is governed by the laws of the People's Republic of China. The joint venture company, known as the Shenzhen Fortune

Conductive Glass Company, Ltd. ("Fortune"), was created to produce TN grade ITO coated glass for the Asian market.

    The Company had agreed to sell to Fortune an ITO glass coating system and technology limited to the production of TN grade ITO coated glass for the gross purchase price of $10,145,000. The Company had also agreed to provide a royalty free license to Fortune for the use of certain of the Company's proprietary technology for the production of TN grade ITO coated glass. The Company was obligated to provide 40% of the $11,645,000 total capitalization of the joint venture. This 40% contribution, totaling $4,658,000, was deducted from the gross purchase price of the coating system. This was to result in the Company receiving a net purchase price of $5,487,000 for the equipment sold to the joint venture. The Company was not relying on any material earnings or distributions from Fortune and, therefore, recorded the costs incurred as equipment held for sale. The Company was accounting for this sale on the completed contract method.

    The equipment was originally scheduled to be shipped by November 6, 1995. The project was delayed for several months due to a delay by WABO in delivering a required letter of credit and the Company's resulting inability to obtain working capital financing on a timely basis. The project schedule was subsequently extended by mutual agreement between the parties. WABO failed to deliver a required extension of the letter of credit on a timely basis, which further delayed the project and prevented the Company from shipping the equipment by April 15, 1996. The Company was subject to certain contractual penalties for failure to ship by April 15, including the refund of Fortune's advance of approximately $1.5 million, which amount had been recorded as a current liability of the Company. WABO orally agreed to waive these penalties provided the equipment was shipped no later than June 30, 1996. The equipment did not ship by June 30, 1996.

    During the quarter ended December 31, 1996, the Company attempted to resolve the issues regarding payment of penalties as well as payment for various technical modifications. The Company had negotiated with representatives of WABO and had drafted an amendment to the agreement to resolve these issues. The Company was subsequently informed by WABO of their intention to dissolve the joint venture agreement.

    The Company will keep the glass coating system, and plans to modify and install the equipment for its own use. The equipment has been reclassified to property, plant, and equipment at December 31, 1995. The Company has recorded an additional liability of approximately $200,000 related to glass that was provided by WABO for use in testing the system. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO, claiming damages of or reimbursement of approximately $4.4 million plus legal fees. This process is still in a very early stage, and it is too soon to determine whether the Company will be liable for any additional amounts. It is possible, however, that additional amounts due upon final dissolution of the joint venture could have a material adverse effect on the financial position and operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred accumulated losses since its inception of $8,718,768 and incurred negative cash flows from operating activities of $1,478,877 for the year ended December 31, 1996. The Company had cash outlays for property and equipment additions of $8,896,744 for the year ended December 31, 1996.

    The Company's continuation as a going concern is dependent on its ability to meet its obligations as they become due. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans regarding operating losses and its plans concerning the above matters are presented in the Outlook section below.

    As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $2,038,955 and net accounts receivable of $606,500. As discussed in the Outlook section below, management believes that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, combined with the net proceeds from a first quarter 1997 sale-leaseback accounted for as a financing transaction of $2,250,000, will satisfy the Company's projected working capital and capital expenditure requirements for 1997. Management is, however, also investigating the possibility of obtaining working capital financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

    The net cash used in operating activities for 1996 was $1,478,877 due principally to the net loss for the year of $5,281,907 which was partially offset by non-cash charges for depreciation and asset impairment losses. Expenditures for equipment held for sale were $937,706, offset by the receipt of a $500,000 downpayment.

     In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery has been delayed, and the customer has requested the Company to install and operate the equipment in the Company's facilities during 1997. The Company is in the process of negotiating contract amendments to extend the delivery date and clarify payment terms in light of the changed nature of the agreement. Costs incurred to date have been classified as equipment held for sale as of December 31, 1996.

    Cash used in investing activities was $8,896,744 during 1996 compared to $2,474,835 in 1995. In both periods this cash was used for the purchase of equipment and leasehold improvements. In 1996 expenditures related to the equipment intended for sale to the Company's China joint venture have been categorized as additions to property and equipment due to the cancellation of the equipment purchase agreement and the Company's decision to use this equipment as a second manufacturing line. Internal costs, consisting primarily of direct labor and supplies used in the construction of equipment, of approximately $2,470,000 and $1,010,000 were capitalized or charged to construction in process during 1996 and 1995 respectively.

    Cash flows from financing activities during the year ended December 31, 1996 consisted primarily of approximately $18,500,000 in proceeds from the
Company's initial public stock offering in May 1996.   Following the
offering, the Company repaid $4,000,000 of Bridge Notes together with approximately $287,500 in accrued interest and a loan from a director of $1,166,668. The Company also repaid a $2,000,000 EXIM secured bank line of credit from the proceeds of the offering to reduce interest payments and to avoid payment of EXIM renewal fees.

OUTLOOK

    In March 1997, David E. Stevenson, the Company's president and founder, resigned as an officer and director. The Company has assembled an executive committee comprised of a Vice President for Finance and Administration, a Vice President for Manufacturing and a Vice President for Technology. The Company has also hired a Corporate Controller. The Company's short-term focus is on increasing revenues, decreasing expenses, increasing production capacity and improving manufacturing capabilities. The executive committee, together with the Board of Directors, is currently developing a strategic plan to return the Company to profitability. The new management team, together with the Company's Board of Directors, has taken several steps to refocus the Company's efforts during the last 45 days. The Company has terminated several engineering projects that did not directly relate to the installation of additional coating equipment at the Company's facilities.
 In an effort to focus all of the Company's personnel on manufacturing activities and the development and refinement of core deposition technologies, in March of 1997 the Company also laid off 21 employees, and reassigned several others. In addition, the restructuring of manufacturing shifts and process modifications made to the P-1 line have resulted in a significant increase in production output. Moreover, the Company has engaged in direct discussions with its major customers, selling agents, and suppliers, and none of these customers, selling agents or suppliers have indicated an intention to terminate their relationship with the Company.

    Management expects that sales of TN grade ITO coated glass will be the predominant source of revenue during 1997. Although the Company is continuing to work on the development of additional products for introduction in 1998, management expects that TN grade ITO coated glass sales will continue to generate the majority of the Company's revenues in 1998 as well.

     Based on the actions described above, the Company believes that its existing sources of liquidity and anticipated funds generated by operations will satisfy the Company's working capital and capital expenditure requirements for 1997. It is possible, however, that the Company may have to obtain additional capital through the issuance of equity or debt securities. There can be no assurance that such additional capital will be available or be available on terms acceptable to the Company.

    New product introductions will depend on the success of the Company's development efforts and on the results of management's analysis of market opportunities and capital expenditure requirements. The Company's ability to increase revenues is highly dependent on its ability to complete the installation of additional coating equipment. The capital expenditures related to such installation are expected to be available from internally generated funds, including proceeds from the sale of ITO coating equipment to the Company's principal customer (see Results of Operations - Revenues). If the Company is unable to finalize the contract amendments currently under discussion with that customer, it intends to keep the equipment for its own use; the loss of equipment sale revenue associated with this transaction, together with a refund of the customer's down payment of $500,000, however, would force the Company to slow the process of installing additional equipment and possibly force it to seek external capital to fund necessary capital expenditures. Barring any unforeseen adverse external developments, however, management believes that the Company's new plan, which will build on the Company's asset base and technology position, will provide for the growth in revenue and earnings necessary for the long term financial health of the Company.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    The Company's future operating results may fluctuate significantly due to factors such as the timing of new product announcements and introductions by the Company, its major customer and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, inventory obsolescence and asset impairments, competitive pricing pressures, the gain or loss of significant customers, increased product and process development costs associated with new product introductions, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing, acceptance and shipment of equipment manufactured for sale, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors may materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's current expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's financial condition, cash flows, and operating results.

ITEM 7 - FINANCIAL STATEMENTS


                            INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .22

Balance Sheets as of December 31, 1995 and 1996. . . . . . . . . . . . . . .23

Statements of Operations for the years ended December 31, 1995 and
 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

Statements of Shareholders' Equity for the years ended December 31,
 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

Statements of Cash Flows for the years ended December 31, 1995 and
 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

Notes to Financial Statements for the years ended December 31,
 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27

                          REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Photran Corporation
Lakeville, Minnesota

We have audited the accompanying balance sheets of Photran Corporation (the Company) as of December 31, 1995 and 1996 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Photran Corporation as of December 31, 1995 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's accumulated losses of $8,718,768 since incorporation and negative cash flows from operating activities of $1,478,877 for the year ended December 31, 1996 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 10, 1997


PHOTRAN CORPORATION

BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
-----------------------------------------------------------------------------------------------

                                                                 1995                 1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $  1,532,361        $  2,038,955
  Accounts receivable, net                                         808,549             606,500
  Inventory                                                      1,420,048             754,572
  Equipment held for sale (Note 2)                               3,203,314           1,547,426
  Prepaid expenses                                                  14,527             109,540
                                                              ------------        ------------
         Total current assets                                    6,978,799           5,056,993

PROPERTY AND EQUIPMENT, net (Note 3)                             6,995,381          15,446,311

DEFERRED FINANCING COSTS                                           191,990

OTHER ASSETS                                                        26,485
                                                              ------------        ------------
                                                              $ 14,192,655        $ 20,503,304
                                                              ------------        ------------
                                                              ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bridge financing (Note 4)                                   $  4,000,000        $
  Line of credit (Note 4)                                        2,141,480
  Current portion of long-term debt
   notes payable and capital lease
   obligations (Note 4)                                          1,041,547              51,592
  Accounts payable                                               1,195,833             663,411
  Accrued expenses                                                 261,221             758,915
  Customer advances (Note 2)                                     1,555,435           2,260,420
                                                              ------------        ------------
         Total current liabilities                              10,195,516           3,734,338

LONG-TERM DEBT (Note 4)                                            762,783             327,813
                                                              ------------        ------------
         Total liabilities                                      10,958,299           4,062,151

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS'  EQUITY (Notes 4 and 7):
  Undesignated stock, no par value - 6,000,000 shares
    authorized, no shares issued and outstanding
  Common stock, no par value - 24,000,000 shares
    authorized, 2,837,323 and 5,154,392 shares issued
    and outstanding, respectively                                6,671,217          25,159,921
  Accumulated deficit                                           (3,436,861)         (8,718,768)
                                                              ------------        ------------
         Total shareholders'  equity                             3,234,356          16,441,153
                                                              ------------        ------------
                                                              $ 14,192,655        $ 20,503,304
                                                              ------------        ------------
                                                              ------------        ------------



See notes to financial statements.



PHOTRAN CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1996
-----------------------------------------------------------------------------------------------

                                                                   1995                1996

REVENUES                                                       $ 3,362,818         $ 2,886,540

COST OF SALES                                                    2,048,522           3,610,288
                                                               -----------         -----------
         Gross profit (loss)                                     1,314,296            (723,748)

OPERATING EXPENSES:
  Process and product development                                  353,636             455,847
  General and administrative                                       462,686           1,003,365
  Selling and marketing                                            161,531             459,281
  Other nonrecurring charges (Note 8)                                                2,489,309
                                                               -----------         -----------
         Total operating expenses                                  977,853           4,407,802
                                                               -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                      336,443          (5,131,550)

INTEREST EXPENSE, net                                              286,430              78,367
                                                               -----------         -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             50,013          (5,209,917)
EXTRAORDINARY ITEM-loss on extinguishment of debt (Note 1)                             (71,990)
                                                               -----------         -----------

NET INCOME (LOSS)                                              $    50,013         $(5,281,907)
                                                               -----------         -----------
                                                               -----------         -----------

INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT
 SHARE (Notes 1 and 7)
  Income (loss) before extraordinary item                      $      0.01         $     (1.23)
  Extraordinary item                                                                     (0.02)
                                                               -----------         -----------
  Net income/loss                                              $      0.01         $     (1.25)
                                                               -----------         -----------
                                                               -----------         -----------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
  (Notes 1 and 7)                                                3,346,194           4,247,349
                                                               -----------         -----------
                                                               -----------         -----------



See notes to financial statements.


PHOTRAN CORPORATION

STATEMENTS OF SHAREHOLDERS'  EQUITY
-------------------------------------------------------------------------------------------------------------------

                                                                COMMON STOCK
                                                             -------------------         ACCUMULATED        TOTAL
                                                             SHARES       AMOUNT           DEFICIT         EQUITY

BALANCE AT DECEMBER 31, 1994                                2,834,823    $ 6,661,167    $(3,486,874)   $ 3,174,293

  Common stock issued upon exercise of
    options - July 1995                                         2,500         10,050                        10,050
  Net income                                                                                 50,013         50,013
                                                           ----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1995                                2,837,323      6,671,217     (3,436,861)     3,234,356

  Common stock issued in connection with
    initial public offering, net of offering
    costs of $2,248,372                                     2,300,000     18,451,628                    18,451,628
  Common stock issued upon exercise of
    warrants - June and August 1996                            17,069         37,076                        37,076
  Net loss                                                                               (5,281,907)    (5,281,907)
                                                           ----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1996                                5,154,392    $25,159,921    $(8,718,768)   $16,441,153
                                                           ----------    -----------    -----------    -----------
                                                           ----------    -----------    -----------    -----------



See notes to financial statements.



PHOTRAN CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1996
---------------------------------------------------------------------------------------------------------

                                                                           1995                  1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) before extraordinary item                           $     50,013        $ (5,209,917)
  Adjustments to reconcile net income (loss) to cash
       used in operating activities:
    Depreciation and amortization, property and equipment                    295,324             634,948
    Loss on impairment of fixed and other assets                                               2,495,698
    Amortization of deferred financing costs                                  40,421             120,000
    Changes in current assets and liabilities that provided
      (used) cash:
         Accounts receivable                                                (636,809)            177,049
         Inventory                                                        (1,067,668)            665,476
         Equipment held for sale                                          (2,607,031)           (937,376)
         Prepaid expenses                                                       (582)            (95,013)
         Accounts payable                                                    550,793            (532,421)
         Accrued expenses                                                    136,366             497,694
         Customer advances                                                                       704,985
                                                                        ------------        ------------
           Cash used in operating activities                              (3,239,173)         (1,478,877)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Property and equipment additions                                        (2,474,835)         (8,896,744)
                                                                        ------------        ------------
           Cash used in investing activities                              (2,474,835)         (8,896,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bridge financing                                           4,000,000
  Proceeds from lines of credit                                            2,141,480
  Proceeds from notes payable and long-term debt                           1,411,692
  Payments of notes payable and long-term debt                              (490,013)         (7,606,489)
  Common stock issued net of offering costs of $2,248,372 in 1996             10,050          18,488,704
                                                                        ------------        ------------
           Cash provided by financing activities                           7,073,209          10,882,215
                                                                        ------------        ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                      1,359,201             506,594

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                    173,160           1,532,361
                                                                        ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  1,532,361        $  2,038,955
                                                                        ------------        ------------
                                                                        ------------        ------------



See notes to financial statements.

PHOTRAN CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1996

--------------------------------------------------------------------------------


1. BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      BUSINESS - Photran Corporation (the Company) is engaged in the manufacture and sale of products incorporating thin film coatings which consist of microscopic layers of metal and metal oxide materials. Materials coated with these thin film coatings are components in a wide variety of products, including liquid crystal displays, enhanced reflection mirrors and anti-reflective glass. To date, the Company's sales have consisted of coated glass products to a limited number of companies located in Asian countries for use in liquid crystal displays.

    MANAGEMENT'S PLANS REGARDING OPERATING LOSSES

    The Company has incurred accumulated losses aggregating $8,718,768 since its inception. The Company incurred negative cash flows from operating activities of $1,478,877 for the year ended December 31, 1996.
    The Company had cash outlays for property and equipment additions of $8,896,744 for the year ended December 31, 1996.

    At December 31, 1996 the Company had customer deposits of $2,260,420. $1,735,000 of that amount is the deposit payment from the Company's
    Chinese joint venture partner for the purchase of equipment. That equipment purchase agreement has been canceled and the joint venture partner has commenced arbitration proceedings claiming approximately
    $4.4 million. (including the $1.7 million discussed above) In addition, the Company has received a deposit of $500,000 from a customer for the purchase of a coating line for which the related contract is in default.
    The customer has delayed shipment of the equipment and the Company is currently in the process of negotiating amendments to the purchase contract. If the Company is not successful in amending the contract and the equipment is not shipped the deposit may have to be refunded.

    The Securities and Exchange Commission has informed the Company that it is conducting an investigation with respect to certain fianncial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

    These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent on its ability to meet its obligations as they become due and ultimately attain sales and operating levels to support its cost structure.

    The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans regarding operating losses and its plans concerning the above matters are presented below.

    As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $2,038,955 and net accounts receivable of $606,500. The Company believes that its existing sources of liquidity and anticipated funds from operations, including the available proceeds from a first quarter 1997 sale-leaseback accounted for as a financing transaction of $2,250,000, will satisfy the Company's projected working capital and capital expenditure requirements for 1997. Management is, however, also investigating the possibility of obtaining working capital financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

    New product introductions will depend on the success of the Company's development efforts and on the results of management's analysis of market opportunities and capital expenditure requirements. The Company's ability to increase revenues is highly dependent on its ability to complete the installation of additional coating equipment. The capital expenditures related to such installation are expected to be available from internally generated funds, including proceeds from the sale of ITO coating equipment to the Company's largest customer. If the Company is unable to finalize the contract amendments currently under discussion with that customer, it intends to keep the equipment for its own use; the loss of equipment sales revenue associated with this transaction, together with a refund of the customer's down payment of $500,000, however, would force the Company to slow the process of installing additional equipment, and possibly force it to seek external capital to fund necessary capital expenditures. Barring any unforeseen adverse external developments, however, management believes that the Company's new plan, which will build on the Company's asset base and technology position, will provide for the growth in revenue and earnings necessary for the long-term financial health of the Company.

    SIGNIFICANT ACCOUNTING POLICIES

    MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION - Revenues for coated glass sales are recognized upon shipment of products to customers. Contracts for the sale of equipment are accounted for using the completed contract method (see Note 2).

    REVENUE FROM SIGNIFICANT CUSTOMERS - Substantially all of the Company's sales for the years ended December 31, 1995 and 1996 were to customers located in Asian countries. The percentages of total revenue from sales to customers in excess of 10% of the total for each year were as follows:

                                                           1995      1996

    Customer A                                             57%       87%
    Customer B                                             28         -

    PROCESS AND PRODUCT DEVELOPMENT - Expenditures for research and development of products and manufacturing processes are expensed as incurred. Research and development expense was $353,636 and $455,847 for the years ended December 31, 1995 and 1996, respectively.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    ACCOUNTS RECEIVABLE - The Company's accounts receivable at December 31, 1995 and 1996 are due primarily from foreign customers located in Asian countries. In 1995, the Company required the establishment of irrevocable letters of credit in its favor from approved banks prior to shipment of the products underlying these accounts receivable in order to reduce its exposure to bad debts. At December 31, 1996, $338,000 of accounts receivable from foreign customers were not secured by letters of credit. These accounts were due from customers with whom the Company has had a creditor relationship for over one year.

    The percentage of gross receivables due from customers in excess of 10% of the December 31 balance is as follows:

                                                           1995      1996

    Customer A                                             67%       49%
    Customer B                                              -        48
    Customer C                                             30        -


    INVENTORY - Inventory is valued at the lower of cost, determined on the first-in, first-out method, or market value. Inventory at December 31 consists of the following:

                                                     1995          1996

      Raw materials and supplies, at cost        $ 1,420,048    $ 1,117,569
      Finished goods                                                 34,892
                                                 -----------    -----------
                                                   1,420,048      1,152,461
      Less:  Obsolescence reserve                                   397,889
                                                 -----------    -----------
      Net inventory                              $ 1,420,048    $   754,572
                                                 -----------    -----------
                                                 -----------    -----------

    Inventories are periodically reviewed for obsolescence, overstock, and quality defects by physical examination and by comparing quantities on hand to forecasted future requirements. Items considered obsolete or overstock are written off. Items with quality defects are valued at net realizable value. In the fourth quarter of 1996, the Company determined that certain glass inventory which the Company had successfully coated and sold earlier in 1996 had become stained by the packaging materials. The multiple washings which this glass required and the poor quality of output and high scrap rates have made it economically unfeasible to attempt to coat this glass. Management has established an obsolescence reserve of $397,889, which has been charged to cost of sales in the fourth quarter to reduce the carrying value of this glass to its estimated net realizable value if sold as uncoated scrap.

    The Company purchases substantially all of its raw glass, which is the majority of the raw materials used in the manufacture of its products, from a single source supplier. The Company believes that acceptable alternative sources of this material are available.

    EQUIPMENT HELD FOR SALE - Equipment held for sale is carried at cost. Equipment held for sale includes $85,000 and $59,000 of interest capitalized for the years ended December 31, 1995 and 1996, respectively.

    CUSTOMER ADVANCES - Customer advances represent amounts received from customers as down payments on equipment contracts. (See Note 2).

    PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Cost includes expenditures for new equipment and incremental labor and direct costs incurred for construction of equipment modifications. Property and equipment include $209,000 of interest capitalized during the year ended December 31, 1996. Property, other than manufacturing process equipment, is depreciated using the straight-line method over estimated useful lives of three to ten years. Manufacturing process equipment is depreciated using the units-of-production method, with such equipment's useful life estimated to be approximately ten years. Amortization of equipment under capital leases is over the shorter of the lease term or the economic useful life and is recorded as depreciation expense. Depreciation is not recorded on property not yet placed in service. Repairs and maintenance are charged to expense as incurred.

    DEFERRED FINANCING COSTS - Deferred financing costs at December 31, 1995 consisted primarily of underwriting and legal fees associated with the issuance of bridge note financing in fiscal 1995 (see Note 4). Accumulated amortization was $40,000 at December 31, 1995. The unamortized balance was written off upon repayment of the Bridge Notes in 1996, and has been classified as an extraordinary item in the statements of operations.

    OTHER ASSETS - The Company has obtained patent rights to various manufacturing processes and product technology. The founding shareholder has transferred key manufacturing and product technology to the Company, including patent rights, for the sum of $1. Through December 31, 1995 and 1996, there were no sales of product subject to royalty. In addition, the Company had purchased and capitalized an exclusive license for certain related technology from Applied Elastomerics, Inc. for $13,000 which was to be amortized upon commencement of production over the term of the license agreement. The license expired in May 1996 and was not renewed.

    IMPAIRMENT OF LONG-LIVED ASSETS - Management periodically reviews the carrying value of property and equipment and other long-lived assets for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related expected future net cash flows be less than the carrying value, an impairment loss is recognized. An impairment loss is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

    As of December 31, 1996, the Company reassessed the carrying values of the fixed assets related to several production projects in relation to the expected future cash flows from sales of the manufactured products. The Company decided that it would refocus its efforts with respect to such projects and would not pursue those for which commercial production did not appear feasible in the near term. The related fixed assets were, therefore, written down to their estimated fair values, which in some cases were determined by their historical cost less a restocking fee to the extent that the Company could return purchased components to the manufacturer. (See Note 8).

    The value of the license rights was deemed impaired as of December 31, 1996, and the costs were written off. These charges are included within other nonrecurring charges in the statements of operations.

    INCOME TAXES - The Company calculates income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income.

    NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Net income
    (loss) per common and common equivalent share is computed by dividing net income (loss) by the weighted average number of common stock and dilutive common stock equivalents outstanding. The weighted average number of common and common equivalent shares outstanding has been adjusted to give retroactive effect to the reverse stock split authorized by the Company's shareholders on March 2, 1996. Common stock equivalents result from dilutive stock options and warrants. Common stock equivalents are not included in the per share calculations when the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission (SEC) requirements, common and common equivalent shares issued during the 12 months prior to the Company's initial public offering have been included in the calculation (using the treasury stock method based on an initial public offering price of $9.00 per share for all prior periods presented).

    Fully diluted earnings (loss) per common share is not presented because of its antidilutive effect.

    STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS No. 123 to such arrangements.

    The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 7).

    FINANCIAL RISKS AND UNCERTAINTIES - The Company has disclosed in the financial statements certain financial risks and uncertainties to which it is subject: concentration of sales to a limited number of customers; single source supplier of raw materials; and use of estimates to review the carrying value of long-lived assets and equipment held for sale which may change in the future given the rapid technological changes associated with the industry in which the Company operates. Also, the Company has a contract for the sale of a thin film coating machine to its largest customer, which is in default (see Note 2). If the contract is completed and the equipment is used by the customer to satisfy a significant portion of the customer's need for ITO-coated glass, the Company will need to find additional customers to replace this source of revenue.

    The technology used in the Company's manufacturing equipment may be subject to rapid technological change within time frames not currently anticipated by the Company. It is reasonably possible that the Company's estimate of recoverability of the carrying value of its equipment will change in the future.

2.  EQUIPMENT CONTRACTS AND EQUIPMENT HELD FOR SALE

    In 1994, the Company entered into a joint venture agreement with the Shenzhen WABO Group Company, Limited (WABO) of Shenzhen, China. The joint venture company, known as the Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), was created to produce TN-grade ITO-coated glass for the Asian market.

    WABO provided cash to Fortune to purchase a glass coating system from the Company and for working capital purposes. The Company was obligated to provide $4,658,000 (40% of the total capitalization of the joint venture of $11,645,000). The Company agreed to sell to Fortune the ITO glass coating machine for $10,145,000. The Company's contribution of $4,658,000 was to have been deducted from the gross purchase price of the coating system.
    The Company was recording the net purchase price of $5,487,000 ($10,145,000
    - $4,658,000) as an equipment sale. The Company was following the provisions of Emerging Issues Task Force (EITF) Issue No. 89-7 in accounting for the glass coating system sale. EITF 89-7 offers guidance regarding gain recognition on sales to joint venture companies by a joint venture partner and accounting for the company's investment in the joint venture. The Company was accounting for the sale of the glass coating system using the completed contract method and has recorded the down payment of $1,530,000 as a customer advance. All costs incurred in constructing the equipment were classified as equipment held for sale at December 31, 1995.

    The equipment was scheduled to ship in April 1996, and the Company was liable for various penalties for failure to ship by April 15, 1996, which had been verbally waived by WABO provided the equipment was shipped by June 30, 1996. Due to various technical modifications requested, the equipment had not shipped by September 30, 1996. During the quarter ended December 31, 1996, the Company attempted to resolve the issues regarding payment of late delivery penalties as well as payment for the various technical modifications. The Company had negotiated with representatives of WABO and had drafted an amendment to the agreement in which all penalties for late delivery were waived in exchange for the technical modifications being provided at no charge.
    The Company was subsequently informed by WABO of their intention to dissolve the joint venture and cancel the related equipment purchase contract. The Company intends to keep the glass coating system and is currently in the process of modifying the system for its own use. All costs incurred for the machine were reclassified to construction-in-progress during the quarter ended December 31, 1996. The Company has recorded a liability of approximately $200,000 related to glass which was provided by WABO for use in testing the system. The Company and WABO are currently in disagreement as to cancellation of the contract and dissolution of the joint venture. (See Note 6).

    In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery has been delayed, and the customer has requested the Company to install and operate the equipment in the Company's facilities during 1997. The Company is in the process of negotiating contract amendments to extend the delivery date and clarify payment terms in light of the changed nature of the agreement. This amendment has not yet been finalized. Costs incurred to date have been classified as equipment held for sale as of December 31, 1996.

3.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31 consist of the following:

                                    Estimated
                                     Useful
                                 Lives in Years     1995              1996

    Leasehold improvements             10       $   912,395       $  1,676,037
    Manufacturing process equipment    10         4,157,449          5,889,628
    Construction-in-progress                      1,139,023          7,250,367
    Other manufacturing equipment       7         1,084,621          1,413,892
    Fixtures                           3-7          272,072            414,916
                                                -----------       ------------
                                                  7,565,560         16,644,840
    Less accumulated depreciation
     and amortization                               570,179          1,198,529
                                                -----------       ------------
                                                $ 6,995,381       $ 15,446,311
                                                -----------       ------------
                                                -----------       ------------


    Manufacturing process equipment, Other manufacturing equipment, and Fixtures includes assets under capital lease at costs of $276,824 and $312,632 and accumulated amortization of $39,926 and $79,665 at December 31, 1995 and 1996, respectively.

4.  NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

    Notes payable, long-term debt, and capital lease obligations at December 31 consist of the following:


                                                      1995            1996

    Notes payable:
    Bridge financing (A)                             $ 4,000,000
    Line of credit (B)                                 1,916,480
    Line of credit (C)                                   225,000

    Long-term debt and capital lease obligations:
    Shareholder note payable (D)                     $ 1,416,667
    Shareholder note payable (E)                         200,000     $ 200,000
    Capital lease obligations (F)                        187,663       179,405
                                                     -----------     ---------
                                                       1,804,330       379,405
    Less current maturities                           (1,041,547)      (51,592)
                                                     -----------     ---------
    Long-term debt                                   $   762,783     $ 327,813
                                                     -----------     ---------
                                                     -----------     ---------


    The carrying amounts of long-term debt approximate fair market value on December 31, 1995 and 1996, respectively. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

         (A) In October 1995, the Company issued $4 million of notes payable (the Bridge Notes). The Bridge Notes bore interest at 11.75% per annum with interest and principal due the earlier of October 15, 1996 or the receipt by the Company of gross proceeds of at least $7 million in a private or public financing that includes securities with equity features or debt with a term of one year or more. The Bridge Notes were repaid in June 1996 with proceeds from the Company's initial public offering.

         In connection with this financing, the Company issued warrants to the purchasers of the Bridge Notes to purchase a total of 400,000 shares of the Company's common stock and issued warrants to the selling agent of the Bridge Notes to purchase a total of 40,000 shares of the Company's common stock. See Note 7 for a description of the terms of these warrants.

         (B) During fiscal 1995, the Company obtained a $2,000,000 transaction-specific line of credit ($1,916,480 outstanding at December 31, 1995) through the Bank of America, guaranteed by the Export Import Bank (EXIM) of the United States. Under terms of the line of credit, proceeds from this borrowing were to be used by the Company to complete the coating system equipment which was to be sold to the joint venture (see Note 2). Borrowings bore interest at 1% over prime (9.5% at December 31, 1995) and were secured by the equipment held for sale and all other current assets. The borrowings were repaid from the proceeds of the initial public offering.

         (C) The EXIM guarantee was extended to a $500,000 revolving line of credit ($225,000 outstanding at December 31, 1995). This line of credit was to be used to finance products for export. Borrowings bore interest at a rate of 1% over prime (9.5% at December 31, 1995) and were secured by accounts receivable and inventory. The line was repaid with the proceeds of the initial public offering.

         (D) On May 1, 1995, a director of the Company made a loan to the Company in the original principal amount of $1.5 million. The loan bore interest at prime plus 3.75% (12.25% at December 31, 1995) and was secured by substantially all equipment and intellectual property of the Company. The Company incurred costs of approximately $10,000 relating to the issuance of the note. These costs were being amortized, on a straight-line basis, from the date of issuance until May 10, 1997, which was the original maturity date of the note. The note was repaid with the proceeds of the initial public offering. In connection with the issuance of this loan, warrants were issued to the director to purchase up to 75,000 shares of the Company's common stock. See Note 7 for a description of the terms of these warrants.

         (E) The $200,000 shareholder note payable bears interest at 10%, is unsecured, and is convertible, at the shareholder's option, into shares of the Company's common stock at a conversion rate of $2.00 per share. The note is due January 1998. In connection with the issuance of this loan, warrants were issued to the director to purchase up to 20,000 shares of the Company's common stock, exercisable from August 1994 to August 1997, at an exercise price of $2.00 per share.
         Interest payable on this note was $47,500 and $67,500 at December 31, 1995 and 1996, respectively.

         (F) Capital lease obligations are secured by the underlying property and bear interest at effective interest rates of approximately 8.75% to 15.70%.

    The principal maturities of long-term debt and minimum payments on capital lease obligations outstanding at December 31, 1996 are as follows:

                                      Long-Term     Capital
                                         Debt        Leases          Total

    Years ending December 31:
     1997                                          $  69,430       $  69,430
     1998                            $  200,000       66,388         266,388
     1999                                             50,685          50,685
     2000                                             27,734          27,734
     2001                                              1,413           1,413
                                     ----------    ---------       ---------
                                        200,000      215,650         415,650
     Less amounts representing
      interest                                        36,245          36,245
                                     ----------    ---------       ---------
     Long-term debt and capital
      lease obligations outstanding  $  200,000    $ 179,405       $ 379,405
                                     ----------    ---------       ---------
                                     ----------    ---------       ---------

    Total interest, including amortization of financing fees, incurred in 1995 and 1996 was approximately $384,000 and $605,000, respectively. Of these amounts, approximately $85,000 and $268,000 were capitalized to construction-in-progress or equipment held for sale during 1995 and 1996, respectively.

5.  INCOME TAXES

    For income tax purposes, the Company has U.S. federal net operating loss carryforwards of approximately $6,500,000 as of December 31, 1996. The carryforwards expire in various amounts during the years 2006 through 2010.

    Due to certain ownership changes, as defined in Section 382 of the Internal Revenue Code, which occurred during the year ended December 31, 1993, the Company's net operating loss carryforwards incurred through February 1993 of approximately $700,000 are limited to annual utilization of approximately $50,000 per year.

    Utilization of the Company's net operating loss carryforwards was not limited as a result of its public offering in June 1996. However, the Company's ability to use its net operating loss carryforwards may be further limited by subsequent issuances of common stock.

    The benefit for income taxes in fiscal 1996 has been offset by a valuation allowance because future realization of the net operating loss carryforwards is uncertain. The Company utilized net operating loss carryforwards in fiscal 1995 to substantially offset any taxes due.

                                                   1995            1996

      Tax expense (benefit) computed at
       statutory rates                           $   18,000     $(1,848,000)
      State taxes                                     2,000
      Effect of nondeductible items                  (7,000)        (44,000)
      Other                                                          (2,000)
      Change in valuation allowance                 (13,000)      1,894,000
                                                 ----------     -----------
                                                 $        -     $        -
                                                 ----------     -----------
                                                 ----------     -----------

    Temporary differences, tax carryforwards, and valuation allowances at December 31 consist of the following:


                                                                 1995             1996

    Current:
    Inventory valuation reserves and other accruals            $  20,000       $  243,000
    Impairment losses not currently deductible                                    871,000
    Valuation allowance                                          (20,000)      (1,114,000)
                                                               ---------       ----------
                                                               $     -         $     -
                                                               -----------     -----------
                                                               -----------     -----------
    Noncurrent:
      Excess of tax over book depreciation and amortization    $ (298,000)       (370,000)
      Tax loss carryforward                                     1,511,000       2,383,000
      Valuation allowance                                      (1,213,000)     (2,013,000)
                                                               -----------     -----------
                                                               $     -         $     -
                                                               -----------     -----------
                                                               -----------     -----------


 6.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASE COMMITMENTS - The Company is obligated under a noncancelable operating lease for the rental of its office and manufacturing facility through July 2001. The lease contains provisions for payment of the facility operating expenses and real estate taxes as additional rents. The Company has the option to terminate the lease on the fifth anniversary of the commencement of the lease by providing 120 days written notice to the lessor, with a penalty. During January 1996, the Company entered into an operating lease to rent additional manufacturing space for a term of ten years. This lease contains provisions for payment of the facility operating expenses and real estate taxes as additional rents. Rent expense for the years ended December 31, 1995 and 1996 was approximately $100,000 and $150,000, respectively. Minimum lease payments due under these operating leases for the next five years are as follows:

    Year ending December 31:
         1997                                                 $  221,610
         1998                                                    221,610
         1999                                                    221,610
         2000                                                    221,610
         2001                                                    185,672

    EMPLOYMENT AGREEMENT - The Company had executed an employment agreement with its president, who resigned in March 1997. The agreement, which expires December 31, 1997, provided for a maximum base compensation of $120,000 per year if certain financial performance goals, as set by the Company's Board of Directors, were met. The agreement also provided for the issuance of options, at the discretion of the Board of Directors, for the purchase of the Company's common stock, payment of annual incentive bonuses, and an option for the president to require the Company to purchase his shares if the Company terminated his employment without cause prior to an initial public offering of the Company's common stock. Options for the purchase of 25,000 shares of the Company's common stock have been issued pursuant to this agreement. The Company's obligation under the agreement terminated in March 1997 when the president resigned.

    CONTINGENCIES - During the quarter ended December 31, 1996, the Company was informed by WABO of their intention to dissolve the joint venture and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO, claiming approximately $4.4 million plus legal fees and costs.
    This process is still in a very early stage, and it is too soon to determine whether the Company will be liable for any additional amounts beyond the return of amounts which are recorded as customer deposits (see
    Note 2). It is possible that additional amounts determined to be due upon final resolution of this matter could be material to the financial position, cash flows and operating results of the Company.

    In connection with the coating equipment that the Company was building for sale to Fortune, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. Due to various defects in the contract as well as the third party's failure to perform its obligations, the Company has rescinded the contract and demanded that the third-party refund all monies paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

    The SEC has informed the Company that it is conducting an investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The Company has submitted documents to the SEC pursuant to requests from the SEC as part of the investigation. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

7.  SHAREHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING - On May 29, 1996, the Company sold 2,000,000 shares of common stock in an initial public offering. In connection with this offering, the Company issued an overallotment option to the underwriters to purchase up to 300,000 shares solely to cover overallotments. This option was exercised in June 1996. Total net proceeds to the Company of the initial offering and the overallotment option were $18,451,628 after deducting offering costs of $2,248,372.

    SUPPLEMENTARY EARNINGS PER SHARE - The Company utilized approximately $7,500,000 of the net proceeds from the initial public offering to retire debt and lines of credit outstanding. Had the Company issued a sufficient number of shares to retire this debt, approximately 940,000 shares at a net price of $8.04 per share after deducting offering costs, as of January 1, 1996, the net loss for the year would have been reduced by approximately $125,000 in interest expense on these borrowings, and supplementary earnings per share for the year ended December 31, 1996 would have been $(1.13).

    AUTHORIZED SHARES - On March 2, 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation whereby the authorized stock of the Company was stated as 24,000,000 shares of common stock, no par value, and 6,000,000 undesignated shares, no par value. The Company's Board of Directors may designate any series and fix any relative rights and preferences of the undesignated stock. The authorized shares have been restated in the financial statements to reflect the impact of this amendment.

    REVERSE STOCK SPLIT - On March 2, 1996, the Company's shareholders approved a one-for-two reverse stock split. The reverse stock split became effective on May 29, 1996 when the initial public offering of the Company's common stock became effective. All share and per share amounts included in the financial statements and notes thereto have been restated to reflect the impact of the reverse stock split.

    STOCK OPTION PLAN - On March 2, 1996, the Company's shareholders approved the amendment of the Company's 1992 Stock Option Plan (the Plan) to provide for the issuance of up to 625,000 shares of the Company's common stock under the Plan. Under the Plan, incentive stock options and nonqualified stock options may be granted to key employees and others at exercise prices not less then 85% of the fair market value of the underlying common stock at the date of grant. The Board of Directors establishes all terms and conditions of each grant. The following summarizes stock option activity related to the Plan:

                                            Option Shares
                                            -------------
                                  Outstanding    Exercisable    Price Range

    Balances at December 31, 1994     27,750        7,126       $ 2.00 - 4.00
    Granted                           48,500                             4.00
    Became exercisable                             32,000         2.00 - 4.00
                                   ---------     --------       -------------
    Balances at December 31, 1995     76,250       39,126       $ 2.00 - 4.00
    Granted                           36,375                     4.13 - 12.75
    Canceled                          (9,500)                            4.00
    Became exercisable                             14,449         2.00 - 4.00
                                   ---------     --------       -------------
    Balances at December 31, 1996    103,125       53,575       $2.00 - 12.75
                                   ---------     --------       -------------
                                   ---------     --------       -------------

    The following table summarizes information concerning currently outstanding and exercisable options.

                                Options Outstanding          Options Exercisable
                      -----------------------------------  ---------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
        Range of         Number    Contractual   Exercise    Number     Exercise
    Estimated Prices  Outstanding     Life        Price    Exercisable    Price

    $ 2.00 - $ 3.99       23,500      5.64       $ 2.00       18,941     $ 2.00
      4.00 -   5.99       61,625      5.18         4.08       34,634       4.00
      6.00 -   7.99       14,250      8.89         6.06            -          -
      8.00 -   9.99        1,250     10.00         8.75            -          -
     10.00 -  11.99        2,000     10.00        10.74            -          -
     12.00 -  13.99          500     10.00        12.75            -          -
                         -------                              ------
                         103,125                              53,575
                         -------                              ------
                         -------                              ------

    During 1994, the Board of Directors granted an option to an unrelated party to purchase 6,875 shares of the Company's common stock at an exercise price of $4.00 per share. Options to purchase 2,500 shares of common stock were exercised during 1995. Options to purchase 4,375 shares expired during 1995.

    During 1995, the Board of Directors granted currently exercisable options to purchase 5,000 shares of common stock at $4.00 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 15,000 shares of common stock). In addition, the Board of Directors granted options to purchase 15,000 shares of common stock at $4.00 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 45,000 shares of common stock), which vest over a three-year period commencing March 15, 1996. All options granted to members of the Board of Directors expire ten years after the date of grant. Ten thousand of such options which had not vested expired during March 1996 upon the resignation of a member of the Board of Directors.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards vesting in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income
    (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                                                    1995             1996

    Net income (loss) - as reported              $50,013        $(5,281,907)
                                                 -------        -----------
                                                 -------        -----------
    Net income (loss) - pro forma                $40,755        $(5,313,826)
                                                 -------        -----------
                                                 -------        -----------
    Income (loss) per share - as reported        $  0.01        $     (1.25)
                                                 -------        -----------
                                                 -------        -----------
    Income (loss) per share - pro forma          $  0.01        $     (1.25)
                                                 -------        -----------
                                                 -------        -----------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996: dividend yield of 0%; expected volatility of 0%, as only grants prior to the Company's initial public offering have vested in either year; risk-free interest rate of 5.75% to 6.75%; and expected lives of 10 years.

    STOCK WARRANTS - The Company has granted warrants in connection with certain debt financing obtained during 1992, 1993, and 1995 and in connection with common stock issued during 1993 and 1994.

    Warrants outstanding at December 31, 1995 and 1996 are as follows:

         Number of
         Shares           Exercise
    -----------------     Price per                    Period
       1995     1996        Share                   Exercisable

     49,250    49,250       $2.00           Exercisable to November 1997
    145,109   129,509        2.00           March 1994 to 1998
     20,000    20,000        2.00           August 1994 to 1997
     90,000    90,000        2.00           September 1994 to 1998
     23,444    23,444        4.00           November 1994 to 1998
     44,519    43,050        4.00           December 1994 to 1998
     23,028    23,028        4.00           January 1995 to 1999
      3,250     3,250        4.00           February 1995 to 1999
     75,000    75,000        4.00           May 1996 to 2003
    400,000   400,000        6.75           October 1996 to 2000 (A)
     40,000    40,000        9.00           October 1996 to 2000 (A)
    -------   -------
    913,600   896,531
    -------   -------
    -------   -------

    (A) These warrants were issued in connection with the issuance of Bridge Notes during fiscal 1995. In connection with this financing, the Company issued warrants to the purchasers of the Bridge Notes to purchase a total of 400,000 shares of the Company's common stock and to the selling agent of the Bridge Note financing warrants to purchase a total of 40,000 shares of the Company's common stock. The holders of the warrants may convert the warrants, at any time during the exercise period, into the number of shares of the Company's common stock obtained by dividing the differential between the then-current market price of the Company's common stock, as defined, and the warrant exercise price by such current market price of the Company's common stock. The Company has obtained a valuation of the warrants and has determined, based on such valuation, that the value of the warrants, if any, is insignificant to the financial statements.

    In connection with a $1,500,000 loan received in May 1995 from a director of the Company, warrants were issued to the director to purchase up to 75,000 shares of the Company's common stock at an exercise price of $4.00 per share. The Company has obtained a valuation of the warrants and has determined, based on such valuation, that the value of the warrants, if any, is insignificant to the financial statements.

8.  OTHER NONRECURRING CHARGES

    In the fourth quarter of 1996, the Company's joint venture partner, WABO, notified the Company of its intention to cancel the joint venture agreement and the related equipment purchase contract. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to Fortune and was also under development for the Company's own use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment has been written down to its fair value, which in some cases was determined as its cost less a restocking charge to the extent such equipment can be returned to the manufacturer. Equipment which had no foreseeable future value was written off. This resulted in a charge of approximately $1,800,000 in the fourth quarter of 1996.

    Also, the Company decided to discontinue its development of commercial scale production equipment for its ZeroRay Glare and Radiation Control filters due to technical difficulties encountered with the large scale production of the Gelglas optical gel adhesive. Management believes that the resolution of these technical difficulties would have required significant additional resources and would have raised the cost of the filters to a point where the product could not be competitive with other similar products. In connection with this decision, management determined that, as of December 31, 1996, certain production equipment which had been purchased to manufacture the ZeroRay product had been impaired. This equipment was determined to have no foreseeable future value and was written off. This resulted in a charge of approximately $378,000 in the fourth quarter of 1996.

    In addition, the Company determined that as a result of refocusing of its operations, a piece of manufacturing equipment had little future value to the Company at December 31, 1996. The machine has been written down to its fair value, resulting in an impairment charge of approximately $272,000 in the fourth quarter of 1996.

9.  SUPPLEMENTAL CASH FLOW DISCLOSURES

    Cash paid for interest was $146,492 and $484,160 for the years ended December 31, 1995 and 1996, respectively. Property acquired by capital lease was $128,466 and $40,083 for the years ended December 31, 1995 and 1996, respectively.

    As a result of the equipment sales contracts discussed in Note 2, assets classified as equipment held for sale to Fortune at December 31, 1995 are classified within property, plant, and equipment at December 31, 1996. All expenditures related to the Fortune contract during 1996 are classified as cash flows from investing activities. Conversely, equipment held for sale at December 31, 1996 had been classified within property, plant, and equipment at December 31, 1995. All expenditures related to the contract with a customer during 1996 have been classified as operating cash flows. The net effect of the changes in classification of these two assets was a noncash transfer from equipment held for sale to property, plant, and equipment of $2,593,264.

    During 1996, the Company received equipment with an estimated fair value of $25,000 from a customer in lieu of payment on accounts receivable.

10. SUBSEQUENT EVENT

    Subsequent to December 31, 1996, the Company entered into a sale-leaseback, which will be treated as a financing transaction, for the coating equipment in construction-in-progress that was originally intended to be sold to Fortune. Under the terms of the agreement, the Company received proceeds of $4.5 million of which $2.25 million is restricted and $2.25 million is available to the Company.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's independent accountants during the two most recent fiscal years.

                                       PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

    The following table sets forth certain information concerning each of the Company's directors and executive officers as of December 31, 1996:

         Name                  Age              Position
         ----                  ---              --------
    David E. Stevenson (4)      47     President, Chief Executive Officer, and
                                       Chairman
    Paul T. Fink                41     Chief Financial Officer, Treasurer,
                                       Director
    Kathleen V. Stevenson (4)   47     Secretary, Director
    Robert S. Clarke (1) (3)    53     Director
    Steven King (2) (3)         51     Director
    Frank Brantman (1)          52     Director

-------------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of  Nominating Committee.
(4) Resigned in March, 1997.

    The Board of Directors is divided into three classes, and directors serve for staggered three-year terms. Kathleen V. Stevenson served in a class with a term expiring in 1997; Robert S. Clarke and Steven King serve in a class with a term expiring in 1998; and David E. Stevenson served and Paul T. Fink serves in a class with a term expiring in 1999. Frank Brantman was elected as a director in October, 1996 by a unanimous vote of the board. He serves in the same class as Kathleen Stevenson served and will stand for re-election at the annual meeting of shareholders in 1997. Officers serve at the discretion of the Board. David E. Stevenson and Kathleen V. Stevenson are husband and wife.

    DAVID E. STEVENSON, the founder of the Company, served as a director and officer of the Company from its inception in May 1991 to March 1997, when he resigned from all of his positions with the Company. From 1988 to 1991, Mr. Stevenson was employed as president and CEO of Viratec Thin Films, Inc. and Viratec Tru Vue, Inc. of Faribault, Minnesota. From 1984 to 1988, Mr. Stevenson was executive vice president and chief operating officer of Viracon, Inc. of Owatonna, Minnesota. From 1983 to 1984, he was director of corporate development for Apogee Enterprises, Inc., of Minneapolis, Minnesota. Mr. Stevenson holds a Bachelor of Science degree from the University of Michigan and is also a Certified Public Accountant.

    PAUL T. FINK has been employed by the Company since January 1995. Mr. Fink joined the Company as Controller, was named Chief Financial Officer in February 1996 and was elected as a Director in March 1996. Prior to joining the Company, Mr. Fink was employed as the Chief Financial

Officer of Vomela Specialty Company, St. Paul, Minnesota, from 1989 to 1994 and Com-Tal Machine and Engineering, Vadnais Heights, Minnesota, from 1984 to 1989. Mr. Fink was employed by McGladrey & Pullen, Certified Public Accountants, as an auditor from 1980 to 1984. Mr. Fink holds a Bachelor of Science degree in Accounting from the University of Minnesota, a Masters of Business Administration degree in Financial Management from the University of St. Thomas, and is also a Certified Public Accountant.

    KATHLEEN V. STEVENSON served as a director and officer of the Company from November 1991 to March 1997 and was a part-time employee of the Company responsible for human resource matters. Ms. Stevenson resigned from all of her positions with the Company in March of 1997. Ms. Stevenson has owned and operated a tableware and linen mail order company in Wayzata, Minnesota since 1984. Previously, she was employed in various financial management and staff positions with Norwest Bank, Minneapolis, Minnesota; Michigan Bank, Detroit, Michigan, and City National Bank, Detroit, Michigan. Ms. Stevenson holds a Bachelor of Science degree in Accounting from Michigan State University.

    ROBERT S. CLARKE has been a director of the Company since March 1993.
Since 1981 Mr. Clarke has been the President of Alpen, Inc., Boulder, Colorado, a leading manufacturer of architectural insulating glass. Since 1991 Mr. Clarke has also been President, Chairman and a director of Vac-Tec Systems, Inc., a public company involved in the manufacture of high performance windows utilizing suspended vacuum-coated films.

    STEVEN KING has been a director of the Company since May 1993. Since 1986 Mr. King has been Chairman and CEO of Landscape Structures, Inc., of Delano, Minnesota, a company that creates and manufactures innovative play structures promoting early childhood development. Mr. King is also a registered architect.

    FRANK BRANTMAN has been a director of the Company since October of 1996. Since 1988 he has been president of Leaf Industries, Inc., Minneapolis, Minnesota, a contract manufacturer. Mr. Brantman is also executive vice president and director of BMB, Inc., a Lake Forest, Illinois, medical products company. Mr. Brantman has significant private and public board experience.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership of common stock of the Company with the Securities and Exchange Commission (SEC). Executive officers, directors and persons who beneficially own more than ten percent of the common stock of the Company are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's officers and directors, all Section 16 (a) filing requirements applicable to the Company's executive officers and directors have been satisfied.

ITEM 10 - EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid during each of the Company's last two fiscal years to the Company's Chief Executive Officer. No employee of the Company received salary and bonus in excess of $100,000 for the covered periods:





                                      SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                         ANNUAL COMPENSATION       COMPENSATION AWARDS
                                                         -------------------       -------------------
                                                                                        SECURITIES
                                                                                        UNDERLYING
NAME AND PRINCIPAL POSITION                         FISCAL YEAR       SALARY             OPTIONS (2)
---------------------------                         -----------       ------       -------------------

David E. Stevenson . . . . . . . . . . . . . . .        1996            $86,719                --
    Former Chief Executive Officer                      1995             81,560             25,000 (3)
    and Chairman (1)                                    1994             79,221                --




----------------------------
(1)  Resigned in March 1997.
(2) Number of shares of Common Stock subject to options granted during the year indicated.
(3) Options to purchase 25,000 shares were granted to Mr. Stevenson as part of his 1995 compensation as an officer and employee of the Company.


EMPLOYMENT AGREEMENT

    The Company entered into an employment agreement with David E. Stevenson, its former Chief Executive Officer, for a five-year term ending December 31, 1997. The agreement provided for a maximum base compensation of $120,000 per year if certain financial performance goals, as set by the Company's Board of Directors, were met. The agreement also provided for the issuance of options, at the discretion of the Board of Directors, for the purchase of the Company's common stock. As of December 31, 1995, options to purchase 25,000 shares of the Company's common stock had been issued to Mr. Stevenson pursuant to this agreement. The agreement also provided for an annual incentive bonus in the event the Company had earnings before taxes in excess of 30% of shareholders' equity at the last day of the fiscal year. Mr. Stevenson never received any annual incentive bonuses. Mr. Stevenson is required by the agreement to maintain confidentiality of all Company trade secrets and upon termination is prohibited from participating in a competing venture for a period of two years. Mr. Stevenson resigned on March 19, 1997 and he is not entitled to any continuing compensation or severance payments.

STOCK OPTIONS

    On December 15, 1992, the Board of Directors and shareholders of the Company adopted the 1992 Stock Option Plan (the "Plan") in order to provide for the granting of stock purchase options to employees and officers of the Company. The Plan permits the granting of incentive stock options meeting the requirements of Section 422A of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options which do not meet the requirements of such section. As amended by the Board of Directors and approved by the shareholders in February of 1996, the Company has reserved 625,000 shares of its common stock for issuance upon the exercise of options granted under the Plan. As of the date of this report, the Company has outstanding options to purchase an aggregate of 76,250 shares under the Plan.

OPTIONS GRANTED FOR THE YEAR ENDED DECEMBER 31, 1996

    No options were granted to a named executive officer during the year ended December 31, 1996.

AGGREGATE OPTION VALUES AT DECEMBER 31, 1996.

    The following table sets forth certain information at December 31, 1996, as to options held by the Company's former Chief Executive Officer:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES




                                                                               VALUE OF UNEXERCISED
                                                NUMBER OF UNEXERCISED          IN THE MONEY OPTIONS
                                                 OPTIONS AT 12/31/96                AT 12/31/96
                                              --------------------------     ---------------------------
NAME                                          EXERCISABLE  UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                                          -----------  -------------     -----------   -------------

David E. Stevenson . . . . . . . . . . . . . .   25,000 (1)     ----            $0 (2)        ----




--------------------
(1) Options expire if not exercised within 90 days of termination of employment. Mr. Stevenson's employment was terminated on March 19, 1997.
(2) The value of exercisable options is equal to the difference between the December 31, 1996 market price per share and the option exercise price per share multiplied by the number of shares subject to options.

COMPENSATION OF DIRECTORS

    Directors were not paid fees for attending meetings in 1996. All directors are reimbursed for their travel expenses incurred in attending Board meetings.

    On March 1, 1995, the Board of Directors granted currently exercisable options to purchase 5,000 shares of Common Stock at $4.00 per share to each of three outside members of the Board of Directors (for options to purchase an aggregate of 15,000 shares of Common Stock) as compensation for prior service to the Company. On the same date, the Board of Directors also granted options to purchase 15,000 shares of Common Stock at $4.00 per share to each of three outside members of the Board of Directors (for options to purchase an aggregate of 45,000 shares of Common Stock) as compensation for each outside director's then current three-year term. These 45,000 options vest ratably over a three-year period commencing March 15, 1996. All options expire ten years after the date of grant. Options for 10,000 shares expired in March 1996 upon the resignation of one of the outside directors. This director, who is a sitting judge, resigned prior to the Company's initial public offering due to an ethical conflict of interest relating to a judge serving on the board of a public company.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of the March 31, 1997 certain information regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all executive officers and directors of the Company as a group.

                                            SHARES
                                         BENEFICIALLY     PERCENT
NAME AND ADDRESS                            OWNED (1)     OWNERSHIP
----------------                         ------------     ---------

DIRECTORS AND OFFICERS (2):
David E. Stevenson (3)  (9). . . . . . .    350,042         6.76%
Paul T. Fink (4) . . . . . . . . . . . .      5,000         *
Kathleen V. Stevenson (5) (9). . . . . .      5,000         *
Robert S. Clarke (6) . . . . . . . . . .     15,000         *
Steven King  (7) . . . . . . . . . . . .    336,319         6.27%
Frank Brantman . . . . . . . . . . . . .      1,000         *
All executive officers and directors as
 a group (5 persons) (8) . . . . . . . .    712,361        13.16%

--------------------
*    Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of the effective date of this filing, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group. Unless otherwise indicated, each person named or included in the group has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder's name.
(2) The address of each director and officer of the Company is 21875 Grenada Avenue, Lakeville, MN 55044.
(3) Includes 25,000 shares of common stock issuable pursuant to currently exercisable options.
(4) Represents 5,000 shares of common stock issuable pursuant to currently exercisable options.
(5) Represents 5,000 shares of common stock issuable pursuant to currently exercisable options.
(6) Represents 15,000 shares of common stock issuable pursuant to currently exercisable options.
(7) Includes (i) 15,000 shares of common stock issuable pursuant to currently exercisable options, (ii) 95,000 shares of common stock issuable pursuant to currently exercisable warrants, and (iii) 100,000 shares issuable upon conversion of outstanding promissory notes.
(8) Includes 260,000 shares issuable pursuant to currently exercisable options and warrants, and upon conversion of outstanding promissory notes.
(9) Resigned effective March 19, 1997.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS FROM DIRECTOR

    Steven King, a director of the Company, made a loan to the Company in the original principal amount of $1.5 million on May 1, 1995 for working capital and general corporate purposes. The note issued in connection with the loan bore interest from the date of issue at an annual rate of 3.75 % in excess of the "Reference Rate" announced from time to time by First Bank National Association, and was secured by substantially all equipment and intellectual property of the Company. The note was subject to periodic payments of principal and accrued interest. The note was prepaid without penalty in June 1996.

    In connection with this loan, warrants to purchase up to 75,000 shares of common stock were issued to Mr. King. The warrants are exercisable at any time after April 30, 1996, and expire on May 1, 2003. The exercise price of these warrants is $4.00 per share. The warrants provide for the automatic adjustment of the number of shares issuable upon exercise of the warrants, and of the exercise price, in certain events, including stock dividends, stock splits, reorganizations, reclassifications and the merger, consolidation or sale of all or substantially all of the assets of the Company. The warrants grant certain registration rights with respect to the stock issuable upon exercise of the warrants in the event the

Company proposes to register any shares of its common stock under the Securities Act of 1993. These registration rights are not applicable under certain circumstances.


ITEM 13.  EXHIBITS

(a) Exhibits.

    The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.


EXHIBIT
-------
  NO.                        DESCRIPTION
  ---                        -----------

3.1 Second Amended and Restated Articles of Incorporation of Photran Corporation, effective March 2, 1996 (incorporated by reference to the Registrant's Registration Statement on Form SB-2, declared effective May 29, 1996, hereinafter referred to as the "Registration Statement").

3.2 Amended and Restated By-Laws of Photran Corporation, effective December 23, 1992 as amended through February 3, 1996. *

4.1 Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of Photran Corporation as amended. (See Exhibits 3.1 and 3.2 above.). *

4.2      Specimen of Common Stock Certificate. *

4.3 Warrant for Purchase of Shares of Common Stock, dated November 18, 1992, for the purchase of 1,700 shares, issued to Christopher T. Vanyo. An identical Warrant For Purchase of Shares of Common Stock was granted to one other individual for the purchase of 1,600 shares. *

4.4 Form of Common Stock Purchase Warrant. Identical Common Stock Purchase Warrants in the amounts of 20,000 shares, 14,500 shares, 14,750 shares, 92,482 shares, and 52,627 shares were granted to R.J. Steichen & Company on November 1, 1992, December 1, 1992, January 5, 1993, February 19, 1993 and March 17, 1993, respectively. *

4.5 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock in the amounts of 20,000 shares and 60,000 shares were granted to a total of eleven individuals on August 8, 1993 and September 23, 1993, respectively. *

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------

 4.6 Form of Agent's Common Stock Purchase Warrant. Identical Agent's Common Stock Purchase Warrants in the amounts of 5,750 shares and 24,250 shares were granted to R.J. Steichen & Company on September 23, 1993 and September 24, 1993, respectively. *

 4.7 Form of Stock Purchase Warrant. Identical Stock Purchase Warrants in the amounts of 23,444 shares, 44,519 shares, and 23,028 shares were granted to R.J. Steichen & Company on November 17, 1993, December 14, 1993, and January 31, 1994, respectively. *

 4.8 Form of Stock Purchase Warrant for 75,000 shares of Common Stock, dated May 1, 1995, granted to Steven King. *

 4.9 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock were granted to a total of 28 individuals on October 15, 1995 to purchase a total of 400,000 shares. *

 4.10 Agent's Warrant to Purchase 40,000 shares of Common Stock, dated October 31, 1995, granted to John G. Kinnard and Company, Incorporated. *

 4.11 Representative's Warrant to purchase 160,000 shares of Common Stock, dated June 3, 1996, granted to John G. Kinnard and Company, Incorporated. *

10.1 Contract Agreement for the Joint Venture of Shenzhen Fortune Conductive Glass Company, Ltd., between Photran Corporation and Shenzhen Wabo (Group) Company, Limited. *

10.2 License Agreement between Photran Corporation and Applied Elastromerics dated May 30, 1991, as amended. *

10.3 Office Warehouse Lease between Owobopte Rehabilitation Industries, Inc. and Photran Corporation dated July 1991. *

10.4     Photran Corporation 1992 Stock Option Plan. *

10.5 Form of Incentive Option Agreement. Identical Incentive Option Agreements were entered into with 66 employees for purchase of a total of 76,250 shares. *

10.6 Employment Agreement between David E. Stevenson and Photran Corporation dated January 1, 1993. *

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------

10.7 Office Warehouse Lease between Sparta Foods, Inc. and Photran Corporation dated December 21, 1995. *

10.8 Equipment Lease between Textron and Photran Corporation dated June 21, 1995. *

10.9 Sale Agreement between Photran Corporation and Wintek Corporation dated June 28, 1996 (incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1996).

10.10 Equipment Lease Agreement between Photran Corporation and NBD Equipment Finance, Inc. dated February 13, 1997. **

23.1     Consent of Deloitte & Touche LLP. **

27.1     Financial Data Schedule. **

99.1 Resignations of David E. Stevenson and Kathleen V. Stevenson, dated March 19, 1997. **

--------------------------------

*   Incorporated by reference to the Registrant's Registration Statement.

**  Denotes document filed herewith.



(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

    A report on Form 8-K was filed with the Commission on March 25, 1997 regarding the resignation of two persons who were officers and directors of the Company, including David E. Stevenson, the Company's Chief Executive Officer, Chairman and its founder.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHOTRAN CORPORATION



Date:  April 30, 1997                  By:  /s/   Paul T. Fink
                                            ---------------------------------
                                                 Paul T. Fink
                                                 Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Paul T. Fink                      Date:  April 30, 1997
--------------------------------------
Paul T. Fink, Chief Financial Officer,
Treasurer, Secretary, Director

/s/  Frank Brantman                    Date:  April 30, 1997
--------------------------------------
Frank Brantman, Director

/s/  Robert S. Clarke                  Date:  April 30, 1997
--------------------------------------
Robert S. Clarke, Director

/s/  Steven King                       Date:  April 30, 1997
--------------------------------------
Steven King, Director

                                  INDEX TO EXHIBITS


EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------

3.1 Second Amended and Restated Articles of Incorporation of Photran Corporation, effective March 2, 1996 (incorporated by reference to the Registrant's Registration Statement on Form SB-2, declared effective May 29, 1996, hereinafter referred to as the "Registration Statement").

3.2 Amended and Restated By-Laws of Photran Corporation, effective December 23, 1992 as amended through February 3, 1996. *

4.1 Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of Photran Corporation as amended. (See Exhibits 3.1 and 3.2 above.). *

4.2           Specimen of Common Stock Certificate. *

4.3 Warrant for Purchase of Shares of Common Stock, dated November 18, 1992, for the purchase of 1,700 shares, issued to Christopher T. Vanyo. An identical Warrant For Purchase of Shares of Common Stock was granted to one other individual for the purchase of 1,600 shares. *

4.4 Form of Common Stock Purchase Warrant. Identical Common Stock Purchase Warrants in the amounts of 20,000 shares, 14,500 shares, 14,750 shares, 92,482 shares, and 52,627 shares were granted to R.J. Steichen & Company on November 1, 1992, December 1, 1992, January 5, 1993, February 19, 1993 and March 17, 1993, respectively. *

4.5           Form of Warrant for Purchase of Shares of Common Stock.
              Identical Warrants for Purchase of Shares of Common Stock in the amounts of 20,000 shares and 60,000 shares were granted to a total of eleven individuals on August 8, 1993 and September 23, 1993, respectively. *

4.6 Form of Agent's Common Stock Purchase Warrant. Identical Agent's Common Stock Purchase Warrants in the amounts of 5,750 shares and 24,250 shares were granted to R.J.
              Steichen & Company on September 23, 1993 and September 24, 1993, respectively. *

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

4.7 Form of Stock Purchase Warrant. Identical Stock Purchase Warrants in the amounts of 23,444 shares, 44,519 shares, and 23,028 shares were granted to R.J. Steichen & Company on November 17, 1993, December 14, 1993, and January 31, 1994, respectively. *

4.8 Form of Stock Purchase Warrant for 75,000 shares of Common Stock, dated May 1, 1995, granted to Steven King.*

4.9           Form of Warrant for Purchase of Shares of Common Stock.
              Identical Warrants for Purchase of Shares of Common Stock were granted to a total of 28 individuals on October 15, 1995 to purchase a total of 400,000 shares. *

4.10 Agent's Warrant to Purchase 40,000 shares of Common Stock, dated October 31, 1995, granted to John G. Kinnard and Company, Incorporated. *

4.11 Representative's Warrant to purchase 160,000 shares of Common Stock, dated June 3, 1996, granted to John G. Kinnard and Company, Incorporated. *

10.1 Contract Agreement for the Joint Venture of Shenzhen Fortune Conductive Glass Company, Ltd., between Photran Corporation and Shenzhen Wabo (Group) Company, Limited.*

10.2 License Agreement between Photran Corporation and Applied Elastromerics dated May 30, 1991, as amended. *

10.3 Office Warehouse Lease between Owobopte Rehabilitation Industries, Inc. and Photran Corporation dated July 1991. *

10.4          Photran Corporation 1992 Stock Option Plan. *

10.5 Form of Incentive Option Agreement. Identical Incentive Option Agreements were entered into with 66 employees for purchase of a total of 76,250 shares. *

10.6          Employment Agreement between David E. Stevenson and
              Photran Corporation dated January 1, 1993. *

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------

10.7 Office Warehouse Lease between Sparta Foods, Inc. and Photran Corporation dated December 21, 1995. *

10.8 Equipment Lease between Textron and Photran Corporation dated June 21, 1995. *

10.9 Sale Agreement between Photran Corporation and Wintek Corporation dated June 28, 1996 (incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1996).

10.10 Equipment Lease Agreement between Photran Corporation and NBD Equipment Finance, Inc. dated February 13, 1997.**

23.1          Consent of Deloitte & Touche LLP. **

27.1          Financial Data Schedule. **

99.1          Resignations of David E. Stevenson and Kathleen V.
              Stevenson, dated March 19, 1997. **


--------------------------------

*   Incorporated by reference to the Registrant's Registration Statement.

**  Denotes document filed herewith.