Form 10QSB
period 1997-03-31
PHOTRAN CORP
filed 1997-05-16
CIK 894906

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

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

Yes       X       No            .
   --------------   ------------


The number of the registrant's common shares outstanding as of May 15, 1997 was 5,156,392

     Transitional Small Business Disclosure Format (check one):

Yes               No     X      .
   --------------   ------------

                               PHOTRAN CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

                  Balance Sheets                                          3

                  Statements of Operations                                4

                  Statements of Cash Flows                                5

                  Notes to Financial Statements                           9

Item 2.        Management's Discussion and Analysis of Financial          9
               Condition and Results of Operations

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                         13

Item 6.        Exhibits and Reports on Form 8-K                          13

Signature page                                                           14

Exhibit Index                                                            15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               PHOTRAN CORPORATION
                                  BALANCE SHEETS


                                                                       MARCH 31,        DECEMBER 31,
                                                                         1997               1996
                                                                     --------------     --------------
                                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $  1,619,827       $  2,038,955
   Accounts receivable, net                                              591,443            606,500
   Inventory, net (Note 2)                                               587,355            754,572
   Equipment held for sale (Note 3)                                    2,093,148          1,547,426
   Prepaid expenses                                                      161,234            109,540
                                                                    ------------       ------------
      Total current assets                                             5,053,007          5,056,993

PROPERTY AND EQUIPMENT, net                                           16,065,381         15,446,311

OTHER ASSETS                                                           2,250,000
                                                                    ------------       ------------
                                                                    $ 23,368,388       $ 20,503,304
                                                                    ------------       ------------
                                                                    ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt,
      notes payable, and capital lease obligations                       726,627             51,592
   Accounts payable                                                      715,783            663,411
   Accrued expenses                                                      298,552            758,915
   Customer advances                                                   2,260,420          2,260,420
                                                                    ------------       ------------
      Total current liabilities                                        4,001,382          3,734,338

LONG TERM DEBT                                                         4,094,953            327,813

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (Note 4):
   Undesignated stock, no par value,  6,000,000 shares
      authorized, no shares issued
   Common stock, no par value, 24,000,000 shares authorized,
      5,156,392 and 2,834,823 shares issued and outstanding,
     respectively                                                     25,163,921         25,159,921
   Accumulated deficit                                                (9,891,868)        (8,718,768)
                                                                    ------------       ------------
      Total shareholders' equity                                      15,272,053         16,441,153
                                                                    ------------       ------------

                                                                    $ 23,368,388       $ 20,503,304
                                                                    ------------       ------------
                                                                    ------------       ------------


                       See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                          ----------------------------------
                                                               1997                1996
                                                          --------------      --------------

REVENUES                                                   $   523,869         $   677,459
COST OF SALES                                                  923,072             428,716
                                                           -----------         -----------

     Gross (loss) profit                                      (399,203)            248,743

OPERATING EXPENSES:
   Process and product development                             147,725              84,657
   General and administrative                                  276,618             164,479
   Selling and marketing                                       156,567              72,165
   Other nonrecurring charges (Note 6)                         198,710
                                                           -----------         -----------
       Total operating expenses                                779,620             321,301
                                                           -----------         -----------

LOSS FROM OPERATIONS                                        (1,178,823)            (72,558)


INTEREST INCOME (EXPENSE), net                                   5,723            (144,838)
                                                           -----------         -----------
NET (LOSS)                                                 $(1,173,100)        $  (217,396)
                                                           -----------         -----------
                                                           -----------         -----------

NET (LOSS) PER COMMON
   AND COMMON EQUIVALENT SHARE                             $     (0.23)         $    (0.07)
                                                           -----------         -----------
                                                           -----------         -----------

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                        5,156,259           3,038,990
                                                           -----------         -----------
                                                           -----------         -----------


                       See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH  31
                                                                              -----------------------------
                                                                                   1997           1996
                                                                              -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                $  (1,173,100)   $  (217,396)
   Adjustments to reconcile net loss to cash
      (used in) operating activities:
         Depreciation and amortization - property and
            equipment                                                              184,022        128,993
         Amortization of deferred financing costs                                                  60,000
   Changes in current assets and liabilities that provided (used) cash:
      Accounts receivable                                                           15,057        620,594
      Inventory                                                                    167,217        (66,913)
      Equipment held for sale                                                     (545,722)      (947,782)
      Prepaid expenses                                                             (51,694)       (39,651)
      Accounts payable                                                              52,372        226,694
      Accrued expenses                                                            (460,363)       112,693
                                                                              ------------    -----------
         Cash used in operating activities                                      (1,812,211)      (122,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                             (803,092)      (825,916)
   Deferred offering costs                                                                       (111,511)
   Purchases of  investments                                                    (2,250,000)
                                                                              ------------    ------------
         Cash used in investing activities                                      (3,053,092)      (937,427)
                                                                              ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long-term debt                                4,500,000         40,083
   Proceeds from lines of credit                                                                   50,000
   Payments of notes payable and long-debt                                         (57,825)      (263,231)
   Common stock issued                                                               4,000
                                                                              ------------    -----------
         Cash provided by (used in) financing activities                         4,446,175       (173,148)
                                                                              ------------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (419,128)    (1,233,343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,038,955      1,532,361
                                                                              ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  1,619,827    $   299,018
                                                                              ------------    -----------
                                                                              ------------    -----------




                       See notes to financial statements.

                               PHOTRAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying financial statements except for the December 31, 1996 balance sheet are unaudited and reflect all adjustments except for the nonrecurring charges as discussed in note 6, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, previously filed with the SEC as part of the Company's Annual Report on form 10-KSB.

2.   INVENTORY

     Inventories consist of the following:

                                                   MARCH 31,    DECEMBER 31,
                                                     1997           1996
                                                     ----           ----
     Raw materials and supplies at cost          $1,009,630       $1,117,569
     Finished goods                                  16,705           34,892
                                                 ----------       ----------
                                                  1,076,335        1,152,461
     Less obsolescence reserve                     (438,980)        (397,889)
                                                 ----------       ----------
                                                 $  587,335       $  754,572
                                                 ----------       ----------
                                                 ----------       ----------

3.   EQUIPMENT HELD FOR SALE

     In 1996 the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at March 31, 1997 and December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery has been delayed, and the customer has requested the Company to install and operate the equipment in the Company's facilities during 1997. The Company is in the process of negotiating contract amendments to extend the delivery date. The amendments have not yet been finalized.

4.   SHAREHOLDERS' EQUITY

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


5.   COMMITMENTS AND CONTINGENCIES

     During the quarter ended December 31, 1996, the Company was informed by WABO of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. This process is still in a very early stage, and it is too soon to determine whether the Company will be liable for any additional amounts beyond the return of amounts which are recorded as customer advances. It is possible that additional amounts due upon final dissolution of this agreement could be material to the financial position and operating results of the Company.

     In connection with the coating equipment that the Company was building for sale to Fortune, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. Due to various defects in the contract as well as the third party's failure to perform its obligations, the Company has rescinded the contract and demanded that the third party refund all monies paid to it by the Company. Management, in consultation with the company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will be ultimately paid.

     The Securities and Exchange Commission (SEC) has informed the Company that it is conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

     In May 1997, the Company was served with a lawsuit filed in the United States District Court for the District of Minnesota by two shareholders who purport to act on their own behalf and on behalf of a class consisting of individuals and entities who purchased the Company's stock in its initial public offering, and in the secondary market up to and including March 24, 1997. This complaint alleges that the registration statement and prospectus for the Company's offering dated May 29, 1996 as well as quarterly reports filed with the Securities and Exchange Commission during 1996, contained false and misleading information, including the reported financial results. Plaintiffs seek to have the action certified as a class action on behalf of certain purchasers of the Company's stock from May 29, 1996 through March 24, 1997, and seek damages, costs, expenses and reasonable attorneys' fees. The Company denies that the plaintiffs are entitled to any relief. At this time it is impossible to determine what impact if any, the lawsuit will have on the Company's financial condition or results of operations.


6. OTHER NONRECURRING CHARGES

     In the fourth quarter of 1996, the Company's China joint venture partner notified the Company of its intention to cancel the joint venture agreements and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was deemed to be impaired and costs of $110,788 relating to this equipment that were incurred during the quarter ended March 31, 1997 were written off.

     In addition, the Company determined that as a result of refocusing its operations in the first quarter of 1997, a facility it had been leasing was no longer necessary. Leasehold improvements of $34,270 were written off in connection with the termination of the lease agreement.
     Equipment which was determined to have no future value to the Company at March 31, 1997 has been written down to its fair value, resulting in an impairment charge of $53,652.

7. NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. EPS determined in accordance with SFAS No. 128 is not materially different than the current disclosure under Accounting Principals Board (APB) Opinion No. 15, "Earnings per Share".

                               PHOTRAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE TIMELY COMPLETION, TESTING, ACCEPTANCE AND SHIPMENT OF EQUIPMENT MANUFACTURED FOR SALE, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF PENDING AND THREATENED LITIGATION AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS," AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUES

     For the quarter ended March 31, 1997 net sales decreased to $523,869 from $677,459 for the quarter ended March 31, 1996. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The decrease in revenue is due to a combination of a general market price reduction for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. The market price reductions and change in sheet size had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the quarter ended March 31, 1996 to the quarter ended March 31, 1997. In addition, during the first quarter of 1997, the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue has been reduced accordingly. The decreases in per unit revenue were partially offset by an increase in the number of units produced of approximately 32%.

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

     During 1996, the Company dedicated a significant portion of its available production time on its P-1 line to the development of full scale production processes for enhanced reflection mirrors and its LCM brand
                                        7

ITO coated glass. Management believes because of the fluctuations in the market for TN grade ITO it is necessary to accelerate the shift in product mix from TN grade ITO to these products. The Company is providing samples to prospective customers and is working with its independent sales representatives to develop customers for these products.

     The Company's largest customer accounted for 93% and 95% of the Company's revenue during the quarters ended March 31, 1997 and 1996, respectively. This customer is the prospective purchaser of the ITO coating equipment discussed above. If the sale is consummated, to the extent that this equipment satisfies a significant portion of the customer's need for ITO coated glass, the Company will need to find additional customers to replace this source of revenue. The Company expects, however, to continue supplying this customer with ITO coated glass in future periods. Based on recent discussions with this customer, management currently expects the customer's purchases of ITO coated glass in future periods to be comparable to historical levels, although no long-term purchase commitments exist.

GROSS PROFIT (LOSS)

     Gross loss was $399,203 for the quarter ended March 31, 1997, compared to gross profit of $248,743 for the quarter ended March 31, 1996. The gross loss was primarily due to the shift to a smaller sheet size by the Company's largest customer the supplying of raw glass by the Company's largest customer (rather than purchasing it from the Company), and market and unit price decreases discussed above. Target material expense increased by $100,000 because in the first quarter of 1996 the Company developed a process to reuse spent target materials which had been expensed in 1995. Prior to the first quarter of 1997 the Company's supply of this spent material was substantially exhausted, such that the Comany is utilized primarily new purchased target material in the first quarter of 1997. In addition, depreciation expense increased under the units of production method due to an increase in units produced over 1996 levels and an increase in the capitalized cost basis of the Company's production equipment. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

PROCESS AND PRODUCT DEVELOPMENT

     Process and product development expenses increased to $147,725 for the quarter ended March 31, 1997 from $84,657 for the quarter ended March 31, 1996. These expenses consisted of personnel costs, consulting, testing, supplies and depreciation expenses. The increase was due primarily to increased personnel and consulting fees incurred for the purpose of expanding the Company's product line.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $276,618 for the quarter ended March 31, 1997 from $164,479 for the quarter ended March 31, 1996. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The increase is primarily a result of increased staffing. Professional fees also increased in the first quarter of 1997 due to a special investigation of certain accounting and financial reporting irregularities related to interim periods in 1996 and legal fees related to a dispute with the Company's Chinese joint venture partner. Additional professional fees will be incurred in 1997 connection with these matters as well as certain litigation described in Part II, Item 1. Legal Proceedings, but it is not currently possible to determine whether such fees will be material to the Company's 1997 results of operations.

SELLING AND MARKETING

     Selling and marketing expenses increased to $156,567 for the quarter ended March 31, 1997 from $72,165 for the quarter ended March 31, 1996. These expenses consisted principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. The addition of sales and customer support staff and increases in trade show, travel and freight costs are the primary reasons for the increase in selling expenses for the quarter ended March 31, 1997.

OTHER NONRECURRING CHARGES

In the fourth quarter of 1996, the Company's China joint venture partner notified the Company of its intention to cancel the joint venture agreement and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was deemed to be impaired and costs of $110,778 relating to this equipment that were incurred during the quarter ended March 31, 1997 were written off.

In addition, the Company determined that as a result of refocusing its operations in the first quarter of 1997, a facility it had been leasing was no longer necessary. Leasehold improvements of $34,270 were written off in connection with the termination of the lease agreement. Equipment that was determined to have no future value to the Company at March 31, 1997 has been written down to its fair value, resulting in an impairment charge of $53,652.

NET INTEREST EXPENSE

     For the quarter ended March 31, 1997, the Company had interest income net of interest expense of $5,723 compared to interest expense of $144,838 for the quarter ended March 31, 1996. The change was due to the earnings from the investment of the proceeds from the Company's initial public offering. In addition, the Company retired substantially all of its outstanding debt in June 1996 after its initial public offering.

NET INCOME (LOSS)

     The increase in net loss of $1,173,100 for the quarter ended March 31, 1997 compared to the net loss of $217,396 for the quarter ended March 31, 1996 was primarily due to the nonrecurring charges and the decrease in revenues and decrease in gross profit discussed above.

NET OPERATING LOSS CARRYFORWARDS

     In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a change in ownership of greater than 50% of the Company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards which accrued during the tax periods prior to the change in ownership. As of December 31, 1996, the Company had an NOL carryforward of approximately $6 million, which expires in 2006 through 2010. Due to certain ownership changes which occurred during the year ended December 31, 1993, the NOL carryforwards of $700,000 incurred through February 1993, which can be utilized by the Company on an annual basis, are limited to approximately $50,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change. Utilization of the approximately $5.3 million of NOL carryforwards incurred after February 1993 is not limited under Section 382 of the Code. However, the Company's ability to use its NOL carryforwards may be further limited by subsequent issuances of common stock.

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

      The Company had agreed to sell to Fortune an ITO glass coating system and technology limited to the production of TN grade ITO coated glass for the gross purchase price of $10,145,000. The Company had also agreed to provide a royalty free license to Fortune for the use of certain of the Company's proprietary technology for the production of TN grade ITO coated glass. The Company was obligated to provide 40% of the $11,645,000 total capitalization of the joint venture. This 40% contribution, totaling $4,658,000, was deducted from the gross purchase price of the coating system. This was to result in the Company receiving a net purchase price of $5,487,000 for the equipment sold to the joint venture
                                        9

     The equipment was originally scheduled to be shipped by November 6, 1995. The project was delayed for several months due to a delay by WABO in delivering a required letter of credit and the Company's resulting inability to obtain working capital financing on a timely basis. The project schedule was subsequently extended by mutual agreement between the parties. WABO failed to deliver a required extension of the letter of credit on a timely basis, which further delayed the project and prevented the Company from shipping the equipment by April 15, 1996. The Company was subject to certain contractual penalties for failure to ship by April 15, including the refund of Fortune's advance of approximately $1.5 million, which amount had been recorded as a current liability of the Company. WABO orally agreed to waive these penalties provided the equipment was shipped no later than June 30, 1996. The equipment did not ship by June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $1,619,829 and net accounts receivable of $591,443. The Company believes that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, will satisfy the Company' projected working capital and capital expenditure requirements for 1997. Management is, however, also investigating the possibility of obtaining working capital financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company. (See also Outlook section below)

     The net cash used in operating activities for quarters ended March 31, 1997 and 1996 was $1,812,211 and $122,768, respectively. This change was due principally to the net loss for the period that was partially offset by non-cash charges for depreciation and asset impairment losses. Expenditures for equipment held for sale were $545,722 for the three months ended March 31, 1997.

     In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at March 31, 1997. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery has been delayed, and the customer has requested the Company to install and operate the equipment in the Company's facilities during 1997. The Company is in the process of negotiating contract amendments to extend the delivery date and clarify payment terms in light of the changed nature of the agreement. Costs incurred to date have been classified as equipment held for sale as of March 31, 1997.

     Cash used in investing activities was $3,053,092 for the quarter ended March 31, 1997 compared to $937,427 for the quarter ended March 31, 1996. In both periods cash was used for the purchase of equipment and leasehold improvements. In the quarter ended March 31, 1997, $2,250,000 was used to purchase investments in connection with the Company's $4,500,000 sale-leaseback of the coating equipment in construction-in-progress that was originally intended to be sold to Fortune.

     Cash flows from financing activities of $4,446,175 for quarter ended March 31, 1997 consisted primarily of $4,500,000 in proceeds from the Company's sale-leaseback for the coating equipment in construction-in-progress that was originally intended to be sold to Fortune. Under the terms of the agreement which will be treated as a financing transaction, the Company received proceeds of $4,500,000 of which $2,250,000 is restricted and $2,250,000 is available to the Company.
                                       10

OUTLOOK

     In March 1997, David E. Stevenson, the Company's president and founder, resigned as an officer and director. The Company has assembled an executive committee comprised of a Vice President for Finance and Administration, a Vice President for Manufacturing, and a Vice President for Technology. The Company has also hired a Corporate Controller. The Company's short-term focus is on increasing revenues, decreasing expenses, increasing production capacity, and improving manufacturing capabilities. The executive committee, together with the Board of Directors, is currently developing a strategic plan to return the Company to profitability. The new management team, together with the Company's Board of Directors, has taken several steps to refocus the Company's efforts during the last two months. The Company has terminated several engineering projects that did not directly relate to the installation of additional coating equipment at the Company's facilities. In an effort to focus all of the Company's personnel on manufacturing activities and the development and refinement of core deposition technologies, in March 1997 the Company also laid off 21 employees, and reassigned several others. In addition, the restructuring of manufacturing shifts and process modifications made to the Company's manufacturing line have resulted in a significant increase in production output. Moreover, the Company has engaged in direct discussions with its major customers, selling agents, and suppliers, and none of these customers, selling agents or suppliers have indicated an intention to terminate their relationships with the Company.

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

     New product introductions will depend on the success of the Company's development efforts and on the results of management's analysis of market opportunities and capital expenditure requirements. The Company's ability to increase revenues is highly dependent on its ability to complete the installation of additional coating equipment. The capital expenditures related to such installation are expected to be available from internally generated funds, including proceeds from the sale of ITO coating equipment to the Company's principal customer (see "Results of Operations - Revenues"). If the Company is unable to finalize the contract amendments currently under discussion with that customer, it intends to keep the equipment for its own use; the loss of equipment sale revenue associated with this transaction, together with a refund of the customer's down payment of $500,000, however, would force the Company to slow the process of installing additional equipment significantly, and possibly force it to seek external capital to fund necessary capital expenditures. Barring any unforeseen adverse external developments, however, management believes that the Company's new plan, which will build on the Company's asset base and technology position, will provide for the growth in revenue and earnings necessary for the long term financial health of the Company.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company's future operating results may fluctuate significantly due to factors such as the timing of new product announcements and introductions by the Company, its major customer and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, inventory obsolescence and asset impairments, competitive pricing pressures, the gain or loss of significant customers, increased product and process development costs associated with new product introductions, the timely completion of construction and installation of new manufacturing equipment, the timely completion, testing, acceptance and shipment of equipment manufactured for sale, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these and other factors may materially adversely affect the Company's business and operating results for one quarter or a series of quarters, The Company's current expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for
                                       11
any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's financial condition and operating results.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. EPS determined in accordance with SFAS No. 128 is not materially different than the current disclosure under Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share".

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the quarter ended December 31, 1996, the Company was informed by WABO of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. This process is still in a very early stage, and it is too soon to determine whether the Company will be liable for any additional amounts beyond the return of
amounts which are recorded as customer deposits.   It is possible that
additional amounts due upon final dissolution of this agreement could be material to the financial position and operating results of the Company.

     In connection with the coating equipment that the Company was building for sale to Fortune, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. Due to various defects in the contract as well as the third party's failure to perform its obligations, the Company has rescinded the contract and demanded that the third-party refund all monies paid to it by the Company. Management, in consultation with the company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will be ultimately paid.

     The Securities and Exchange Commission (SEC) has informed the Company that it is conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

     In May 1997, the Company was served with a lawsuit filed in the United States District Court for the District of Minnesota by two shareholders who purport to act on their own behalf and on behalf of a class consisting of individuals and entities who purchased the Company's stock in its initial public offering, and in the secondary market up to and including March 24, 1997. This complaint alleges that the registration statement and prospectus for the Company's offering dated May 29, 1996, as well as quarterly reports filed with the Securities and Exchange Commission during 1996, contained false and misleading information, including the reported financial results. Plaintiffs seek to have the action certified as a class action on behalf of certain purchasers of the Company's stock from May 29, 1996 through March 24, 1997, and seek damages, costs, expenses and reasonable attorneys' fees. The Company denies that the plaintiffs are entitled to any relief. At this time it is impossible to determine what impact, if any, the lawsuit will have on the Company's financial condition or results of operations.

ITEM 6.

a.   Exhibits

     27.  Financial Data Schedule

b.   Reports on Form 8-K

     A report on Form 8-K was filed with the Commission on March 25, 1997 regarding the resignation of two persons who were officers and directors of the Company, including David E. Stevenson, the Company's Chief Executive Officer, Chairman and its founder.

     A report on Form 8-K was filed with the Commission on May 7, 1997 regarding the restatement of previously reported interim results for the first, second and third quarters of 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        /s/ Paul T. Fink
Dated May 16, 1997                      ____________________________
                                        Paul T. Fink, Vice President
                                        Finance and Administration,
                                        Chief Financial Officer, Treasurer,
                                        and Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER


27        Financial Data Schedule