Form 10QSB
period 1997-06-30
PHOTRAN CORP
filed 1997-08-14
CIK 894906

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997

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

Yes     X      No            .
   -----------   ------------


The number of the registrant's common shares outstanding as of May 15, 1997 was 5,154,392

    Transitional Small Business Disclosure Format (check one):

Yes            No     X      .
   -----------   ------------

                                 PHOTRAN CORPORATION

                                     FORM 10-QSB

                                  TABLE OF CONTENTS



                                                                    PAGE
                                                                    ----
 PART I        FINANCIAL INFORMATION

 Item 1.       Financial Statements

                Balance Sheets                                        3

                Statements of Operations                              4

                Statements of Cash Flows                              5

                Notes to Financial Statements                         6

 Item 2.       Management's Discussion and Analysis of                7
               Financial Condition and Results of
               Operations

 PART II       OTHER INFORMATION

 Item 1.       Legal Proceedings                                     12

 Item 6.       Exhibits and Reports on Form 8-K                      12

 Signature page                                                      13

 Exhibit Index                                                       14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 PHOTRAN CORPORATION
                                   BALANCE SHEETS


                                                        JUNE 30,    DECEMBER 31,
                                                          1997         1996
                                                       -----------  -----------
                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $   374,644  $ 2,038,955
   Accounts receivable                                     445,517      606,500
   Inventory                                               495,646      754,572
   Equipment held for sale                                            1,547,426
   Prepaid expense                                         148,395      109,540
                                                       -----------  -----------
      Total current assets                               1,464,202    5,056,993

PROPERTY AND EQUIPMENT, net                             18,833,331   15,446,311

MARKETABLE SECURITIES, restricted                        2,250,000
                                                       -----------  -----------
                                                       $22,547,533  $20,503,304
                                                       -----------  -----------
                                                       -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt,
    notes payable, and capital lease obligations           833,085       51,592
   Accounts payable                                        724,361      663,411
   Accrued expenses                                        446,631      758,915
   Customer advances                                     2,260,420    2,260,420
                                                       -----------  -----------
    Total current liabilities                            4,264,497    3,734,338

LONG TERM DEBT                                           3,803,433      327,813

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Undesignated stock, no par value,  6,000,000 shares
    authorized, no shares issued
   Common stock, no par value, 24,000,000 shares
    authorized, 5,154,392 and 2,834,823 shares issued
    and outstanding, Respectively                       25,163,921   25,159,921
   Accumulated deficit                                 (10,684,318)  (8,718,768)
                                                       -----------  -----------
    Total shareholders' equity                          14,479,603   16,441,153
                                                       -----------  -----------

                                                       $22,547,533  $20,503,304
                                                       -----------  -----------
                                                       -----------  -----------

                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                         STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three months ended                     Six months ended
                                                                        June 30,                              June 30,
                                                            -----------------------------         -------------------------------
                                                               1997               1996               1997                 1996
                                                            ----------         ----------         -----------          ----------
REVENUES                                                    $  867,908         $  785,648         $ 1,391,777          $1,463,106
COST OF SALES                                                1,092,506            741,619           2,015,578           1,198,911
                                                            ----------         ----------         -----------          ----------

  Gross profit (loss)                                         (224,598)            44,029            (623,801)            264,195

OPERATING EXPENSES:
 Process and product development                                54,445             86,002             202,170             156,372
 General and administrative                                    492,403            149,525             769,021             299,716
 Selling and marketing                                          89,921            101,567             246,488             173,731
 Other nonrecurring charges (note 8)                                                                  198,710
                                                            ----------         ----------         -----------          ----------
   Total operating expenses                                    636,769            337,094           1,416,389             629,819
                                                            ----------         ----------         -----------          ----------

LOSS FROM OPERATIONS                                          (861,367)          (293,065)         (2,040,190)           (365,624)

INTEREST (INCOME) EXPENSE, net                                 (47,609)            58,600             (53,332)            203,438
OTHER (INCOME) EXPENSE, net                                    (21,308)                               (21,308)
                                                            ----------         ----------         -----------          ----------

NET LOSS BEFORE EXTRAORDINARY ITEM                            (792,450)          (351,665)        $(1,965,550)           (569,062)

EXTRAORDINARY ITEM - loss on debt
  extinguishment                                                                   71,990                                  71,990
                                                            ----------         ----------         -----------          ----------

NET LOSS                                                    $ (792,450)          (423,655)        $(1,965,550)           (641,052)
                                                            ----------         ----------         -----------          ----------
                                                            ----------         ----------         -----------          ----------

NET LOSS PER COMMON
 AND COMMON EQUIVALENT SHARE
 Loss before extraordinary item                             $    (0.15)        $    (0.09)        $     (0.38)        $     (0.17)
 Extraordinary item                                                                 (0.02)                                  (0.02)
                                                            ----------         ----------         -----------          ----------
                                                            $    (0.15)        $    (0.11)        $     (0.38)        $     (0.19)
                                                            ----------         ----------         -----------          ----------
                                                            ----------         ----------         -----------          ----------
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                          5,156,392          3,689,268           5,156,092           3,352,620
                                                            ----------         ----------         -----------          ----------
                                                            ----------         ----------         -----------          ----------



                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                         STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          1997          1996
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss before extraordinary item                     $(1,965,550)  $  (569,062)
   Adjustments to reconcile net loss to cash
    used in operating activities:
       Depreciation and amortization - property and
        equipment                                         423,063       196,312
       Interest expense associated with amortization
        of Deferred financing costs                                     120,000
   Changes in current assets and liabilities that
    provided (used) cash:
       Accounts receivable                                160,983       131,612
       Inventory                                          258,926      (116,332)
       Equipment held for sale                                       (1,859,959)
       Prepaid expenses                                   (38,855)      (79,601)
       Accounts payable                                    60,950      (317,059)
       Accrued expenses                                  (312,284)     (116,571)
       Customer advances                                                500,000
                                                      ------------  ------------
         Cash used in operating activities             (1,412,767)   (2,110,660)

CASH FLOWS FROM INVESTING ACTIVITIES
   Property additions                                  (2,262,657)   (2,397,419)
   Purchases of marketable securities                  (2,250,000)
                                                      ------------  ------------
         Cash used in investing activities             (4,512,657)   (2,397,419)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable and long-term debt       4,500,000
   Payments of notes payable and long-debt               (242,887)   (7,546,485)
   Common stock issued                                      4,000    18,595,721
                                                      ------------  ------------
         Cash provided by financing activities          4,261,113    11,049,236
                                                      ------------  ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (1,664,311)    6,541,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,038,955     1,532,361
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   374,644   $ 8,073,518
                                                      ------------  ------------
                                                      ------------  ------------


                          See notes to financial statements.

                                 PHOTRAN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION

    The accompanying financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

    These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, previously filed with the SEC as part of the Company's Annual Report on form 10-KSB.

2.  INVENTORIES

    Inventories consist of the following:

                                                 June 30,      December 31,
                                                   1996           1996
                                                   ----           ----
    Raw materials and supplies                   $495,646       $754,572
                                                 --------       --------
                                                 --------       --------

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

4.  EQUIPMENT HELD FOR SALE

    In 1996 the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at June 30, 1997 and December 31, 1996. During the second quarter of 1997, the Company reached an agreement with the customer whereby the Company will keep the equipment and refund the deposit previously received via per sheet credits against future glass purchases by the customer. The cost of this equipment has been reclassified to property and equipment as of June 30, 1997.

5.   COMMITMENTS AND CONTINGENCIES

     During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company Limited
     (WABO) of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. This process is still in a very early stage, and it is too soon to determine whether the Company will be liable for any additional amounts beyond the return of amounts which are recorded as customer advances. It is possible that additional amounts due upon final dissolution of this agreement could be material to the financial position and operating results of the Company.

     In connection with the coating equipment that the Company was building for sale to the joint venture company, known as the Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. Due to various defects in the contract as well as the third party's failure to perform its obligations, the Company has rescinded the contract and demanded that the third party refund all monies paid to it by the Company. Management, in consultation with the company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will be ultimately paid.

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

     In May of 1997 the company was served with two separate lawsuits against the Company, certain officers and directors of the Company and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs in these actions are seeking class certification.

     Both suits were filed in the United States District Court for the district in Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The Company has not yet formally responded to this lawsuit, and it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE TIMELY COMPLETION, TESTING, ACCEPTANCE AND SHIPMENT OF EQUIPMENT MANUFACTURED FOR SALE, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF PENDING AND THREATENED LITIGATION AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT.
READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS", AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUES

    For the quarter ended June 30, 1997 net sales increased to $ 867,908 from $ 785,648 for the quarter ended June 30, 1996. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The increase in revenue is due primarily to strong market demand for the Company's TN grade ITO coated glass and increased production on the Company's P-1 production line. Total production for the quarter ended June 30, 1997 increased 286% over the quarter ended June 30, 1996. Revenue increases were not proportional to the increase in production, however, due to a reduction in the general market price for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. The market price reductions and change in sheet size had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the quarter ended June 30, 1996 to the quarter ended June 30, 1997. In addition, during the first quarter of 1997, the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue has been reduced accordingly.

    For the six months ended June 30, 1997 net sales decreased to $1,391,777 from $1,463,106 for the six months ended June 30, 1996. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The decrease in revenue is due to a combination of a general market price reduction for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. The market price reductions and change in sheet size had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the six months ended June 30, 1996 to the six months ended June 30, 1997. In addition, during the first quarter of 1997, the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue has been reduced accordingly. The decreases in per unit revenue were partially offset by an increase in the number of units produced of approximately 121% during the six months ended June 30, 1997.

     The Company expects the market price for TN grade ITO coated glass will begin to recover in the second half of 1997. The Company is also pursuing sales of larger size glass sheets that will provide increased revenue per unit for substantially the same coating cost per unit. The Company also expects to continue to expand its productive capacity in 1997 with the addition of one or more thin film coating lines. Based on recent discussions with its Asian selling agents and current customers, management anticipates significant growth in revenue from the sale of ITO coated glass in 1997 following the addition of productive capacity. During the third quarter, the Company has negotiated a 17% per unit price increase with its principal customer. The Company currently has a firm order backlog of approximately $2.5 million.

      The Company's largest customer accounted for 85% of the Company's revenue during both of the quarters ended June 30, 1997 and 1996. Based on recent discussions with this customer, management currently expects the customer's purchases of ITO coated glass in future periods to increase in comparison to historical levels as the Company increases its production capacity, although no long-term purchase commitments exist. As of June 30, 1997, this customer has placed firm orders totalling approximately $1.9 million.

GROSS PROFIT (LOSS)

     Gross loss was $ 224,598 for the quarter ended June 30, 1997, compared to gross profit of $ 44,029 for the quarter ended June 30, 1996. The gross loss was due to a combination of factors, including the shift to a smaller sheet size by the Company's largest customer, loss of margin on glass substrates which are now being supplied by the customer, and the market and unit price decreases discussed above. Target material expense increased by approximately $ 80,000 because the Company was using reprocessed scrap material in the second quarter of 1996 which had previously been devalued as it was believed to be worthless. Depreciation expense increased by $61,000 due to a change in estimate used in computing depreciation. In addition, the Company incurred approximately $120,000 in manufacturing overhead for facilities which were not included in cost of sales in 1996. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

    Gross loss was $ 623,801 for the six months ended June 30, 1997, compared to gross profit of $ 264,195 for the six months ended June 30, 1996. The gross loss was due to a combination of factors, including the shift to a smaller sheet size by the Company's largest customer, loss of margin on glass substrates which are now being supplied by the customer, and the market and unit price decreases discussed above. Target material expense increased by approximately $ 180,000 because the Company was using reprocessed scrap material in the first and second quarters of 1996. Depreciation expense increased by $100,000 due to a change in estimate used in computing depreciation which the Company adopted in the fourth quarter of 1996. In addition, the Company incurred approximately $200,000 in manufacturing overhead for facilities which were not included in cost of sales in 1996. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

    The Company expects that the combination of per unit price increases negotiated with its largest customer, higher margin orders from new customers and increased production from its new production line will provide positive gross margins in the second half of 1997.

PROCESS AND PRODUCT DEVELOPMENT

     Process and product development expenses decreased to $ 54,445 for the quarter ended June 30, 1997 from $ 86,002 for the quarter ended June 30, 1996. These expenses consisted of personnel costs, consulting, testing, supplies and depreciation expenses. The decrease was due primarily to a reduction in research personnel associated with projects that did not relate to the Company's core technology or markets.

    Process and product development expenses increased to $ 202,170 for the six months ended June 30, 1997 from $ 156,372 for the six months ended June 30, 1996. The increase was due primarily to costs of projects that did not relate to the Company's core technology or markets and were discontinued at the end of the first quarter of 1997.

    The Company expects that product and process development expenditures for new product research and improvements in its core deposition technology will continue at approximately their current level during the second half of 1997


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $492,403 for the quarter ended June 30, 1997 from $ 149,525 for the quarter ended June 30, 1996. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The increase is primarily a result of professional fees incurred in connection with the restatement of the Company's quarterly financial results for 1996 and the shareholder lawsuits that were filed as a result, as well as the legal fees related to a dispute with the Company's Chinese joint venture partner. Additional professional fees will be incurred in the second half of 1997 in connection with these matters as well as certain litigation described in Part II, Item 1. Legal Proceedings, and it is possible that such fees could be material.

     General and administrative expenses increased to $ 769,021 for the six months ended June 30, 1997 from $ 299,716 for the six months ended June 30, 1996. The increase is primarily a result of professional fees incurred in connection with an internal investigation of certain financial and accounting irregularities, the restatement of the Company's quarterly financial results for 1996 and the shareholder lawsuits that were filed as a result, as well as the legal fees related to a dispute with the Company's Chinese joint venture partner. Additional professional fees will be incurred in 1997 connection with these matters as well as certain litigation described in Part II, Item
1. Legal Proceedings, and it is possible that such fees could be material.

SELLING AND MARKETING

    Selling and marketing expenses decreased to $89,121 for the quarter ended June 30, 1997 from $101,567 for the quarter ended June 30, 1996. These expenses consisted principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. The decrease is due to reduction of sales and customer support staff and decreases in trade show costs, partially offset by increases in sales commissions paid to independent sales representatives on sales to new customers.

    Selling and marketing expenses increased to $ 246,488 for the six months ended June 30, 1997 from $173,731 for the six months ended June 30, 1996. The increase is due primarily to the addition of sales and customer support staff and increases in trade show, travel and freight costs for the quarter ended March 31, 1997, some of which were curtailed during the second quarter.

OTHER NONRECURRING CHARGES

In the fourth quarter of 1996, the Company's China joint venture partner notified the Company of its intention to cancel the joint venture agreement and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was written off, resulting in charges to the quarter ended March 31, 1997 of $110,788.

In addition, the Company determined that as a result of refocusing its operations, a facility it had been leasing was no longer necessary. Leasehold improvements of $34,270 were written off in connection with the termination of the lease agreement. Equipment, which was determined to have no future value to the Company at March 31, 1997, was written down to its fair value, resulting in an impairment charge of $53,652.

NET INTEREST EXPENSE

    For the quarter ended June 30, 1997, the Company had interest income net of interest expense of $47,609 compared to interest expense net of interest income of $58,600 for the quarter ended June 30, 1996. The change was due to the earnings from the investment of half of the proceeds from the lease financing on the P-1000 line in the first quarter of 1997. In addition, the Company retired substantially all of its outstanding debt in June 1996 after its initial public offering.

    For the six months ended June 30, 1997, the Company had interest income net of interest expense of $53,332 compared to interest expense net of interest income of $203,438 for the six months ended June 30, 1996. The change was due to the earnings from the investment of half of the proceeds from the lease financing on the P-1000 line in the first quarter of 1997. In addition, the Company retired substantially all of its outstanding debt in June 1996 after its initial public offering.

NET INCOME (LOSS)

    The increase in net loss to $792,450 for the quarter ended June 30, 1997 compared to the net loss of $423,655 for the quarter ended June 30, 1996 was primarily due to the increased professional fees and the decrease in the unit revenues discussed above.

    The increase in net loss to $1,965,550 for the six months ended June 30, 1997 compared to the net loss of $641,052 for the six months ended June 30, 1996 was primarily due to the increased professional fees, the non-recurring charges and the decrease in the unit revenues discussed above.

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

      The Company will keep the glass coating system, and plans to modify and install the equipment for its own use. In the fourth quarter of 1996, the Company has recorded an additional liability of approximately $200,000 related to glass that was provided by WABO for use in testing the system. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO, claiming damages of or reimbursement of approximately $4.4 million plus legal fees. This process is still in a very early stage, and it is too soon to determine whether the Company will be liable for any additional amounts. It is possible, however, that additional amounts due upon final dissolution of the joint venture could have a material adverse effect on the financial position and operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $ 374,644 and net accounts receivable of $445,517. The Company believes that its existing sources of liquidity and anticipated funds from operations and a pending $1 million private debt placement will satisfy the Company' projected working capital and capital expenditure requirements for 1997. The Company has reached an agreement in principal with the Chairman of the board of directors to loan the Company $1 million. Management is, however, also investigating the possibility of obtaining working capital financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

      The net cash used in operating activities for the six months ended June 30, 1997 and 1996 was $ 1,412,767 and $2,110,660 respectively. This decrease was due principally to the $1.8 million in expenditures on equipment held for sale which is now classified as equipment purchases as the Company will now keep the machine it was previously holding for sale. This decrease in 1997 is partially offset by a larger net loss than in 1996.

      In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at June 30, 1997. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. During the second quarter of 1997, the Company reached an agreement with the customer whereby the Company will keep the equipment and refund the deposit previously received via a per-unit credit against future glass purchases.

      Cash used in investing activities was $ 4,512,656 for the six months ended June 30, 1997 compared to $ 2,397,419 for the six months ended June 30, 1996. In both periods this cash was used for the purchase of equipment and leasehold improvements. This increase in 1997 was due to the purchase of $2,250,000 in restricted investments resulting from the Company's $4,500,000 sale-leaseback of the coating equipment that was originally intended to be sold to Fortune. These investments are required to be retained by the Company for the term of the lease. Thus these funds are not available for use by the Company.

      Cash flows from financing activities of $ 4,261,112 for six months ended June 30, 1997 consisted primarily of $4,500,000 in proceeds from the Company's sale-leaseback for the coating equipment that was originally intended to be sold to Fortune. Under the terms of the agreement, which will be treated as a financing transaction, the Company received proceeds of $4,500,000 of which $2,250,000 is restricted and $2,250,000 is available to the Company.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

       The Company's future operating results may fluctuate significantly due to factors such as the timing of new product announcements and introductions by the Company, its major customer and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, inventory obsolescence and asset impairments, competitive pricing pressures, the gain or loss of significant customers, increased product and process development costs associated with new product introductions, the timely completion of construction and installation of new manufacturing equipment, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these and other factors may materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's current expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's financial condition and operating results.

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

    In May of 1997 the company was served with two separate lawsuits against the Company, certain officers and directors of the Company and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs in these actions are seeking class certification.

     Both suits were filed in the United States District Court for the district in Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The Company has not yet formally responded to this lawsuit, and it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

ITEM 6.

 a.  Exhibits

     11.   Computation of Net Loss per Share

     27.   Financial Data Schedule

 b.  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       /s/ Paul T. Fink
Dated August 15, 1997              ----------------------------
                                       Paul T. Fink, President
                                       Chief Executive Officer, Treasurer,
                                       Secretary and Director

                                       /s/ Judith E. Tucker
                                   ----------------------------
                                       Judith E. Tucker,
                                       Vice President for Finance and
                                       Administration, Chief Financial Officer

                                    EXHIBIT INDEX

EXHIBIT                                                                   PAGE
NUMBER                                                                   NUMBER

11       Computation of Net Loss per Share                                15

27       Financial Data Schedule                                          16