Form 10KSB40/A
period 1996-12-31
PHOTRAN CORP
filed 1998-01-30
CIK 894906

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                    -------------
                                    FORM 10-KSB/A
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended: December 31, 1996, Commission File No. 000-20731
                                 PHOTRAN CORPORATION
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its Charter)
            -------------------------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.
[X]

State Issuer's revenues for its most recent fiscal year: $2,904,460.

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

ENHANCED REFLECTION MIRROR PRODUCTS AND MARKETS

     Enhanced reflection mirrors ("ERMs") are glass or plastic sheets coated with highly reflective mirror coatings on the surface closest to the point of use (front surface). The Company commenced shipments of ERM products on a limited basis in 1996. To date, the Company's selling efforts with respect to ERM products has been very limited. The Company intends to focus additional development and selling efforts on certain Asian customers during 1997. ERM products are not expected to contribute materially to the Company's revenues in 1997.

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

CUSTOMERS

     During 1995, sales of ITO coated glass to the Company's two largest customers accounted for 85% and 11% of total revenue, respectively. Sales to the largest customer accounted for 82% of 1996 sales. The Company's largest customer is located in Taiwan and is the largest LCD manufacturer outside of Japan. The Company does not have any long-term contractual commitments from its customers. The Company sold its PCO brand of ITO coated glass to a limited number of customers in 1995 and 1996, primarily due to production capacity limitations. The Company expects to increase its productive capacity during 1997, and anticipates that it will be able to expand its ITO product customer base when this increased capacity is available.

     The Company plans to further expand its customer base in the near term through new product offerings. Based on current sales to its largest customer, however, the Company expects that customer to continue to account for at least 50% of its total revenue in 1997.

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

EQUIPMENT

     At December 31, 1996 the Company operated a single in-line coating machine which it has designated "P-1." The P-1 line is housed in a high quality environmentally controlled clean room. It is being used primarily to produce ITO coated glass. During the fourth quarter of 1996, the Company was informed by its Chinese joint venture partner of the partner's desire to dissolve the joint venture. The Company had been constructing a coating line for sale to the joint venture. The Company will now keep this coating line, designated the "P-3," and is currently modifying it to suit the Company's manufacturing needs. This equipment is owned by a lease financing company subject to the Company's obligation to purchase the equipment at the end of the lease term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - China Joint Venture."
     The Company owns the majority of its manufacturing equipment (other than the P-3) as well as equipment used in its research and development activities. Some of the Company's machine shop and office equipment is subject to operating and capital leases none of which are material to the Company's business. All of the Company's personal property, whether owned or leased, is in good condition and adequate for the foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

     The Company was not a party to any legal proceedings during 1996. On April 10, 1997, the Securities and Exchange Commission (SEC) notified the Company that the Commission had commenced a formal investigation with respect to certain financial and accounting irregularities that had been identified by the Company and its independent auditors. The investigation is in the preliminary stages and it is not possible to determine at this time what impact, if any, the investigation will have on the Company's financial condition or results of operations.

     During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company Limited
(WABO), of the partner's intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings had been commenced against it by WABO, claiming approximately $4.4 million plus legal fees and costs. In January 1998, the Company and WABO negotiated a settlement subject to final approval by the Chinese arbitration board. Under the terms of this settlement the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of approximately $1,735,000 for amounts due to WABO. The balance of approximately $690,000 will be recorded in the quarter ended September 30, 1997.

     In connection with the coating equipment that the Company was building for sale to the joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. On or about June 20, 1997, the third party formally brought an action against the Company in Dakota County District Court. The demand was increased to $1.3 million in the fourth quarter of 1997. The Company has denied any liability and demanded that the third-party refund all monies paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will be ultimately paid.

     In May of 1997 the Company was served with two separate lawsuits against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs amended their complaint to make similar allegations with respect to the disclosures made by the Company in October of 1997. The plaintiffs in these actions are seeking class certification.

     Both suits were filed in the United States District Court for the District of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The Company has moved the court for an order dismissing this lawsuit. However, it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

     In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates which are registered in his name which are currently in the possession of the Company. In October 1997 the Company filed a counterclaim alleging that Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Stevenson did not provide adequate consideration for such shares and that therefore they are not properly issued. This suit is in the early stages of discovery and it is not possible to determine what impact, if any, its outcome could have on the financial condition or results of operations of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of security holders during the quarter ended December 31, 1996.

                                       PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's common shares were listed on the NASDAQ National Market under the symbol "PTRN." Effective January 13, 1998 the Company was delisted from NASDAQ. The high and low bid prices during the fiscal quarters of 1996 following the Company's initial public offering, as reported in the NASDAQ NMS monthly statistical report, were as follows:

                                  1996
                                  ----
                              HIGH    LOW
                              ----    ---
Second quarter             $14 1/4  $9 3/4
Third quarter               12 1/8   5 5/8
Fourth quarter               6 1/2   3 1/4

     There were approximately 347 shareholders of record as of December 31, 1996. The Company has not paid any dividends on its common shares and anticipates retaining future earnings, if any, to finance operations of the Company.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED QUARTERLY FINANCIAL DATA (1)
                                           First Quarter                Second Quarter                Third Quarter
                                        1995          1996            1995          1996           1995           1996
Revenues                          $    12,594   $    677,459    $   451,349   $    803,567    $  636,203    $   758,085
Gross profit
  (loss)                             (11,983)        251,752          5,180         64,958      (166,508)       (94,495)
Other non-
  recurring
  charges
Loss from
  operations                        (210,352)       (69,549)      (217,368)      (272,136)      (370,247)      (441,556)
Loss before
  extraordinary
  item                              (227,675)      (235,380)      (278,330)      (351,729)      (465,392)      (363,907)
Net loss                            (227,675)      (235,380)      (278,330)      (423,719)      (465,392)      (363,907)
Loss per common
 share before
 extraordinary
 item                                   (.07)          (.07)          (.08)          (.09)          (.14)          (.07)
Net loss per
 common share                           (.07)          (.07)          (.08)          (.11)          (.14)          (.07)
Total assets                        7,130,593     12,642,013      8,814,908     23,167,660      9,402,634     22,663,653
Long-term debt
 less current
 portion                              473,022        290,318      1,355,779        152,726      1,343,030        104,040



                                         Fourth Quarter                  Total Year
                                       1995          1996(2)        1995            1996
Revenues                          $ 1,026,592   $    665,349    $ 2,126,738    $ 2,904,460
Gross profit
  (loss)                              260,969       (710,802)        87,658       (488,587)
Other non-
  recurring
  charges                                          2,216,894                     2,216,894
Loss from
  operations                          (92,228)    (3,840,733)      (890,195)    (4,623,974)
Loss before
  extraordinary
  item                               (266,772)    (3,793,311)    (1,238,169)    (4,744,327)
Net loss                             (266,772)    (3,793,311)    (1,238,169)    (4,816,317)
Loss per common
 share before
 extraordinary
 item                                    (.08)          (.89)          (.37)         (1.11)
Net loss per
 common share                            (.08)          (.89)          (.37)         (1.13)
Total assets                       12,711,154     19,282,393     12,711,154     19,282,393
Long-term debt
 less current
 portion                              762,783        327,813        762,783        327,813

(1) As restated - see Restatements of Previously Reported Financial Statements.
(2) See Results of Operations -- Other Nonrecurring Charges.

RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

     As a result of an investigation which was reopened in October 1997 and was completed in January 1998, the Company has restated its previously issued financial statements. The Company determined that previously recorded amounts purportedly received in 1991 and 1992 for certain issuances of common stock to a former officer of the Company were improper. Also, in 1991, 1993 and 1995 certain equipment purchases were recorded improperly. In addition, the Company determined that in 1995 revenues were recorded for product sales that did not occur. The Company's financial statements for all affected periods have been restated to reflect adjustments for these items (See Note 11 to the financial statements). The impact of the restatements on the selected quarterly financial data for the years ended December 31, 1995 and 1996 is as follows:

Fiscal 1995

                                       First Quarter 1995            Second Quarter 1995         Third Quarter 1995
                                        As                            As                            As
                                    Previously         As         Previously          As        previously        As
                                     reported       restated       reported        restated      reported      restated
Revenues                          $   217,595     $    12,594    $   451,349    $   451,349     $1,438,203    $   636,203
Gross profit
  (loss)                              120,662       (11,983)          4,574          5,180        401,347      (166,508)
Income (loss) before
  Extraordinary
  Item                               (95,031)      (227,675)      (278,936)      (278,330)        105,253      (465,392)
Net income (loss)                    (95,031)      (227,675)      (278,936)      (278,330)        105,253      (465,392)
Income (loss) per common
 Share before
 Extraordinary
 Item                                   (.03)          (.07)          (.08)          (.08)            .03          (.14)
Net income (loss) per
 Common share                           (.03)          (.07)          (.08)          (.08)            .03          (.14)


                                       Fourth Quarter 1995            Total Year 1995
                                        As                            As
                                    Previously         As         Previously        As
                                     reported       restated       reported      restated
Revenues                           $1,255,671     $1,026,592     $3,362,818     $2,126,738
Gross profit
  (loss)                              787,713        260,969      1,314,296         87,658
Income (loss) before
  Extraordinary
  Item                                318,727      (266,772)         50,013    (1,238,169)
Net income (loss)                     318,727      (266,772)         50,013    (1,238,169)
Income (loss) per common
 Share before
 Extraordinary
 Item                                     .09          (.08)            .01          (.37)
Net income (loss) per
 Common share                             .09          (.08)            .01          (.37)

Fiscal 1996

                                       First Quarter 1996            Second Quarter 1996         Third Quarter 1996
                                        As                            As                            As
                                    Previously         As         Previously          As        previously        As
                                     reported       restated       reported        restated      reported      restated
Revenues                           $  677,459     $  677,459     $  785,648     $  803,567     $  758,085     $  758,085
Gross profit
  (loss)                              248,743        251,752         44,029         64,958       (97,504)       (94,495)
Loss before
  Extraordinary
  Item                              (217,396)      (235,380)      (351,665)      (351,729)      (366,916)      (363,907)
Net loss                            (217,396)      (235,380)      (423,655)      (423,719)      (366,916)      (363,907)
Loss per common
 share before
 extraordinary
 item                                   (.07)          (.07)          (.09)          (.09)          (.07)          (.07)
Net loss per
 common share                           (.07)          (.07)          (.11)          (.11)          (.07)          (.07)



                                       Fourth Quarter 1996            Total Year 1996
                                        As                            As
                                    Previously         As         Previously        As
                                     reported       restated       reported      restated
Revenues                          $  665,349     $  665,349     $2,886,540     $2,904,460
Gross profit
  (loss)                            (919,016)      (710,802)      (723,748)      (488,587)
Loss before
  Extraordinary
  Item                            (4,273,940)    (3,793,311)    (5,209,917)    (4,744,327)
Net loss                          (4,273,940)    (3,793,311)    (5,281,907)    (4,816,317)
Loss per common
 share before
 extraordinary
 item                                  (1.00)          (.89)         (1.23)         (1.11)
Net loss per
 common share                          (1.00)          (.89)         (1.25)         (1.13)

FORWARD LOOKING STATEMENTS

     THIS FORM 10-KSB/A CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE, OF NEW MANUFACTURING EQUIPMENT, THE TIMELY COMPLETION, TESTING, ACCEPTANCE AND SHIPMENT OF EQUIPMENT MANUFACTURED FOR SALE, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-KSB/A. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations has been revised to reflect the impact of the restatement of the financial statements discussed above.

REVENUES

     For the year ended December 31, 1996 net sales increased 37% to $2,904,460 from $2,126,738 in 1995. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The increase in revenue for the year ended December 31, 1996 compared to 1995 is due primarily to increased unit sales in 1996. This was partially offset by a combination of a general market price reduction for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. These changes had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the beginning of the year to the end of the year.

     The Company expects the market price for TN grade ITO coated glass will begin to recover in the second half of 1997. The Company is also pursuing sales of larger size substrates that will provide increased revenue per unit for substantially the same coating cost per unit. The Company also expects to expand its productive capacity in 1997 with the addition of one thin film coating line. Based on recent discussions with its Asian selling agents and current customers, management anticipates significant growth in revenue from the sale of ITO coated glass in 1997 following the addition of productive capacity.

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

     In the summer of 1996, the Company entered into an agreement to sell certain ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000. The Company determined that it was appropriate to account for this transaction under the completed contract method of accounting. As such the associated costs have been classified as equipment held for sale in the December 31, 1996 balance sheet. During the second quarter of 1997, the Company reached an agreement with the customer whereby the Company will keep the equipment and refund the deposit previously received via credits against future glass purchases by the customer. In 1997 the cost of this equipment was reclassified to property and equipment.

     The Company's largest customer accounted for 85% and 82% of the Company's revenue during 1995 and 1996, respectively. Based on recent discussions with this customer, management currently expects the customer's purchases of ITO coated glass in future periods to be comparable to historical levels, although no long-term purchase commitments exist.

GROSS PROFIT (LOSS)

     Gross loss was $488,587 in 1996, compared to gross profit of $87,658 in 1995. The loss was due in part to the shift to smaller sheet size and market and unit price decreases discussed above. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations. Cost of sales also includes the costs associated with the enhancements of commercial scale production processes for the manufacture of the Company's LCM brand ITO coated glass and improvements in the process for enhanced reflection mirrors. The production of these products requires ultra clean substrates and must be performed in a clean room environment to achieve acceptable production yields. Management made the decision to commence production of these products on its existing production line prior to the installation of the clean room and material handling and cleaning upgrades. As a result, production yields were significantly reduced and scrap cost increased. Management believes that equipment and facility improvements planned for 1997 and 1998 will resolve these problems.

     In addition, during the fourth quarter of 1996, the Company determined that certain glass inventory, a portion of which the Company had successfully coated and sold earlier in 1996, had become stained by the packaging materials. The multiple washings which this glass required and the poor quality of output and high scrap rates have made it economically unfeasible to attempt to coat this glass. Management, therefore, has reduced the carrying value of this inventory by approximately $400,000 and charged that amount to cost of sales in the fourth quarter.

PROCESS AND PRODUCT DEVELOPMENT

     Process and product development expenses increased to $455,847 in 1996 from $353,636 in 1995. These expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. The increase in 1996 was due primarily to increased personnel and consulting fees incurred for the purpose of expanding the Company's product line.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $1,003,365 in 1996 from $462,686 in 1995. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debts and professional fees. The increase in 1996 is partially a result of increased staffing. Bad debt expense increased by approximately $80,000 due to the bankruptcy of one customer in late 1996. In addition, the Company incurred significant professional fees in connection with a special investigation of certain transactions recorded in 1996. The special investigation was initiated by the Board of Directors and led to a restatement of previously reported interim financial results for the first, second, and third quarters of 1996. Additional professional fees will be incurred in connection with this investigation in 1997 and 1998, and such amounts may be material to the Company's 1997 results of operations.

SELLING AND MARKETING EXPENSES

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

OTHER NONRECURRING CHARGES

In the fourth quarter of 1996 the Company's Chinese joint venture partner,WABO, notified the Company of its intention to cancel a joint venture agreement with the Company and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was written off, resulting in a charge of $1,800,000.

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

NET INTEREST EXPENSE

     For the year ended December 31, 1996 the Company had net interest expense of $120,353 compared to interest expense of $292,008 in 1995. The change was due to the earnings from the investment of the proceeds from the Company's initial public offering. In addition, the Company retired substantially all of its outstanding debt in June of 1996 after its initial public offering.

OTHER EXPENSE
     Other expense in 1995 of $55,966 consisted of the write-off of certain property and equipment the carrying value of which the Company determined could not be recovered.

EXTRAORDINARY ITEM

     Upon repayment of the Company's Bridge Notes in June 1996, the remaining unamortized balance of $71,990 in deferred financing fees was written off. The loss on extinguishment has been classified as an extraordinary item in the Statement of Operations for the year ended December 31, 1996.

NET LOSS

The net loss of $4,816,317 for the year ended December 31, 1996 compared to a net loss of $1,238,169 for 1995 was primarily due to the other nonrecurring charges and inventory valuation adjustments discussed above. In addition, the decrease in the per unit revenues discussed above and the product and process enhancement costs included in cost of sales increased the 1996 loss.

NET OPERATING LOSS CARRYFORWARDS

     In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a change in ownership of greater than 50% of the Company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss (NOL) carryforwards which accrued during the tax periods prior to the change in ownership. As of December 31, 1996, the Company had an NOL carryforward of approximately $7.6 million which expires in 2006 through 2010. Due to certain ownership changes which occurred during the year ended December 31, 1993, the NOL carryforwards of $700,000 incurred through February 1993, which can be utilized by the Company on an annual basis, are limited to approximately $50,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change. Utilization of the approximately $6.9 million of NOL carryforwards incurred after February 1993 is not limited under Section 382 of the Code. However, the Company's ability to use its NOL carryforwards may be further limited by subsequent issuances of common stock.

CHINA JOINT VENTURE

     In 1994, the Company entered into a joint venture agreement with the Shenzhen WABO Group Company Limited (WABO), of Shenzhen, China. The agreement is governed by the laws of the People's Republic of China. The joint venture company, known as the Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), was created to produce TN grade ITO coated glass for the Asian market. The Company had agreed to sell to Fortune an ITO glass coating system and technology limited to the production of TN grade ITO coated glass for the gross purchase price of $10,145,000. The Company had also agreed to provide a royalty free license to Fortune for the use of certain of the Company's proprietary technology for the production of TN grade ITO coated glass. The Company was obligated to provide 40% of the $11,645,000 total capitalization of the joint venture. This 40% contribution, totaling $4,658,000, was deducted from the gross purchase price of the coating system. This was to result in the Company receiving a net purchase price of $5,487,000 for the equipment sold to the joint venture. The Company was not relying on any material earnings or distributions from Fortune and, therefore, recorded the costs incurred as equipment held for sale. The Company was accounting for this sale on the completed contract method.

     The equipment was originally scheduled to be shipped by November 6, 1995. The project was delayed for several months due to a delay by WABO in delivering a required letter of credit and the Company's resulting inability to obtain working capital financing on a timely basis. The project schedule was subsequently extended by mutual agreement between the parties. WABO failed to deliver a required extension of the letter of credit on a timely basis, which further delayed the project and prevented the Company from shipping the equipment by April 15, 1996. The Company was subject to certain contractual penalties for failure to ship by April 15, including the refund of Fortune's advance of approximately $1.7 million, which amount had been recorded as a current liability of the Company. WABO orally agreed to waive these penalties provided the equipment was shipped no later than June 30, 1996. The equipment did not ship by June 30, 1996.

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

     The Company will keep the glass coating system, and plans to modify and install the equipment for its own use. The equipment has been reclassified to property and equipment at December 31, 1996. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO, claiming damages of or reimbursement of approximately $4.4 million plus legal fees. A negotiated settlement of this matter was subsequently reached in January 1998 subject to final approval by the Chinese arbitration board. Under the terms of this settlement, the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The total value of this settlement is approximately $2.4 million based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,000 for amounts due to WABO. The balance of $689,565 will be recorded in the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred accumulated losses since its inception of $9,402,309 and incurred negative cash flows from operating activities of $1,478,877 for the year ended December 31, 1996. The Company had cash outlays for property and equipment additions of $8,896,744 for the year ended December 31, 1996.

     The Company's continuation as a going concern is dependent on its ability to meet its obligations as they become due. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans regarding operating losses and its plans concerning the above matters are presented in the Outlook section below. As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $2,038,955 and net accounts receivable of $544,340. As of the date of the original filing of the annual report, management believed that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, combined with the net proceeds from a first quarter 1997 sale-leaseback accounted for as a financing transaction of $2,250,000, would satisfy the Company's projected working capital and capital expenditure requirements for 1997. Management is, however, also investigating the possibility of obtaining working capital financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

     The net cash used in operating activities for 1996 was $1,478,877 due principally to the net loss for the year of $4,816,317 which was partially offset by non-cash charges for depreciation and asset impairment losses. Expenditures for equipment held for sale were $895,390, offset by the receipt of a $500,000 downpayment.

     In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery was delayed, and the customer requested the Company to install and operate the equipment in the Company's facilities during 1997. Costs incurred to date have been classified as equipment held for sale as of December 31, 1996.

     Cash used in investing activities was $8,896,744 during 1996 compared to $1,467,869 in 1995. In both periods this cash was used for the purchase of equipment and leasehold improvements. In 1996, expenditures related to the equipment intended for sale to the Company's China joint venture have been categorized as additions to property and equipment due to the cancellation of the equipment purchase agreement and the Company's decision to use this equipment as an additional manufacturing line. Internal costs, consisting primarily of direct labor and supplies used in the construction of equipment, of approximately $2,470,000 and $1,010,000 were capitalized or charged to construction-in progress during 1996 and 1995, respectively.

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

     Subsequent to the original filing date of the Company's annual report on Form 10-KSB for the year ended December 31, 1996, the Company reached an agreement with the customer for whom it had been building a coating line whereby the Company would keep the coating line. As a result, the Company will not collect the remainder of the sale price, and will refund the $500,000 down payment received from the customer. In addition, delays in placing its second coating line into production reduced anticipated cash flows from operations. While the Company had previously believed that its existing sources of liquidity and anticipated funds from operations, including proceeds from the sale of equipment discussed above, would satisfy its working capital and capital expansion needs for 1997, it was subsequently forced to seek additional financing. In September and October 1997, the Company obtained a loan from a shareholder totalling $1,100,000. Such loan is currently in default. In December 1997, the Company obtained an $833,000 transaction-specific export working capital line of credit. Management believes these financings will meet the Company's working capital needs for 1997. However, the Company will require additional debt or equity financing in 1998 to complete its capital expansion plans, to fund the settlement with WABO and to cure the Company's defaults on certain loans and leases. The Company is pursuing the possibility of obtaining such financing, but there can be no assurance that such financing will be available or be available on terms that are acceptable to the Company.

OUTLOOK

      In March 1997, David E. Stevenson, the Company's president and founder, resigned as an officer and director. The Company has assembled an executive committee comprised of its new President, a Vice President for Finance and Administration, a Vice President for Manufacturing and a Vice President for Technology. The Company's short-term focus is on increasing revenues, decreasing expenses, increasing production capacity and improving manufacturing capabilities. The executive committee, together with the Board of Directors, is currently developing a strategic plan to ensure the Company's future profitability. The new management team, together with the Company's Board of Directors, has taken several steps to refocus the Company's efforts. In 1997, the Company terminated several engineering projects that did not directly relate to the installation of additional coating equipment at the Company's facilities. In an effort to focus all of the Company's personnel on manufacturing activities and the development and refinement of core deposition technologies, in March of 1997 the Company also laid off 21 employees, and reassigned several others. In addition, restructuring of manufacturing shifts and process modifications made to the P-1 line have resulted in a significant increase in production output. Moreover, the Company has engaged in direct discussions with its major customers, selling agents, and suppliers, and none of these customers, selling agents or suppliers have indicated an intention to terminate their relationship with the Company. Management expects that sales of TN grade ITO coated glass will be the predominant source of revenue during 1997. Although the Company is continuing to work on the development of additional products for introduction in 1998, management expects that TN grade ITO coated glass sales will continue to generate the majority of the Company's revenues in 1998 as well. The Company may have to obtain additional capital through the issuance of equity or debt securities. There can be no assurance that such additional capital will be available or be available on terms acceptable to the Company.

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

ITEM 7 - FINANCIAL STATEMENTS

INDEX TO RESTATED FINANCIAL STATEMENTS

                                                                          Page
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .20
Balance Sheets as of December 31, 1995 and 1996. . . . . . . . . . . . . . .21
Statements of Operations for the years ended December 31, 1995 and
1996. . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22
Statements of Shareholders' Equity for the years ended December 31,
1995 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23
Statements of Cash Flows for the years ended December 31, 1995 and
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
Notes to Financial Statements for the years ended December 31,
1995 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's accumulated losses of $9,402,309 since incorporation and negative cash flows from operating activities of $1,478,877 for the year ended December 31, 1996 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Notes 1 and 10. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 11, the accompanying 1995 and 1996 financial statements have been restated.


DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
April 10, 1997 (January 29, 1998 as to Notes 10 and 11)

                                 PHOTRAN CORPORATION
                                    BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1996


                                                      1995            1996
                                                  (As Restated    (As Restated
                                                  See Note 11)    See Note 11)
                                                  ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                     $  1,532,361    $  2,038,955
   Accounts receivable, net                           728,469         544,340
   Inventory                                        1,420,048         754,572
   Equipment held for sale (Note 2)                 3,072,736         907,812
   Prepaid expenses                                    14,527         109,540
                                                  ------------    ------------
      Total current assets                          6,768,141       4,355,219

PROPERTY AND EQUIPMENT, net (Note 3)                5,724,538      14,927,174
DEFERRED FINANCING COSTS                              191,990
OTHER ASSETS                                           26,485
                                                  ------------    ------------
                                                 $ 12,711,154    $ 19,282,393
                                                  ------------    ------------
                                                  ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bridge financing (Note 4)                        $  4,000,000
Line of credit (Note 4)                             2,141,480
Current portion of long-term debt
   notes payable and capital lease
   obligations (Note 4)                             1,041,547       $  51,592
Accounts payable                                    1,195,833         663,411
Accrued expenses                                      261,221         758,915
Customer advances (Note 2)                          1,760,435       2,260,420
                                                  ------------    ------------
   Total current liabilities                       10,400,516       3,734,338
LONG-TERM DEBT (Note 4)                               762,783         327,813
                                                  ------------    ------------
   Total liabilities                               11,163,299       4,062,151

COMMITMENTS AND CONTINGENCIES (Notes 6 and 10)

SHAREHOLDERS' EQUITY (Notes 4 and 7):
Undesignated stock, no par value -
   6,000,000 shares authorized, no shares
   issued and outstanding
Common stock, no par value - 24,000,000
   shares authorized, 2,837,323 and
   5,154,392 shares issued and
   outstanding, respectively                        6,133,847      24,622,551
Accumulated deficit                                (4,585,992)     (9,402,309)
                                                  ------------    ------------
Total shareholders' equity                          1,547,855      15,220,242
                                                  ------------    ------------
                                                 $ 12,711,154    $ 19,282,393
                                                  ------------    ------------
                                                  ------------    ------------

See notes to financial statements.

                                 PHOTRAN CORPORATION
                               STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                      1995            1996
                                                  (As Restated    (As Restated
                                                  See Note 11)    See Note 11)
                                                  ------------    ------------
REVENUES                                          $ 2,126,738     $ 2,904,460
COST OF SALES                                       2,039,080       3,393,047
                                                  ------------    ------------
   Gross profit (loss)                                 87,658        (488,587)

OPERATING EXPENSES:
   Process and product development                    353,636         455,847
   General and administrative                         462,686       1,003,365
   Selling and marketing                              161,531         459,281
   Other nonrecurring charges (Note 8)                              2,216,894
                                                  ------------    ------------
     Total operating expenses                         977,853       4,135,387
                                                  ------------    ------------
LOSS FROM OPERATIONS                                 (890,195)     (4,623,974)
INTEREST EXPENSE, net                                 292,008         120,353
OTHER EXPENSE                                          55,966
                                                  ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                     (1,238,169)     (4,744,327)

EXTRAORDINARY ITEM-loss on
 extinguishment of debt (Note 1)                                      (71,990)
                                                  ------------    ------------
NET LOSS                                          $(1,238,169)    $(4,816,317)
                                                  ------------    ------------
                                                  ------------    ------------

LOSS PER COMMON SHARE (Notes 1 and 7):
   Loss before extraordinary item                    $  (0.37)       $  (1.11)
   Extraordinary item                                                   (0.02)
                                                  ------------    ------------
Net loss                                             $  (0.37)       $  (1.13)
                                                  ------------    ------------
                                                  ------------    ------------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
   (Notes 1 and 7)                                  3,346,194       4,247,349
                                                  ------------    ------------
                                                  ------------    ------------

See notes to financial statements.

                                 PHOTRAN CORPORATION
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                              (As Restated see Note 11)
                                    COMMON STOCK

                              ---------------------                               TOTAL
                                                                  ACCUMULATED  SHAREHOLDERS'
                                            SHARES     AMOUNT       DEFICIT       EQUITY

                                          ---------- -----------  -----------  ------------
BALANCE AT DECEMBER 31, 1994              2,834,823 $  6,123,797  $(3,347,823) $  2,775,974

Common stock issued upon
  exercise of options -
  July 1995                                   2,500       10,050                     10,050
Net loss                                                           (1,238,169)   (1,238,169)
                                          ---------- -----------  -----------  ------------
BALANCE AT DECEMBER 31, 1995              2,837,323    6,133,847   (4,585,992)    1,547,855

Common stock issued in
  Connection with initial public
  offering, net of offering
  costs of $2,248,372-
  May and June 1996                       2,300,000   18,451,628                 18,451,628
Common stock issued upon
  exercise of warrants -
  June and August 1996                       17,069       37,076                     37,076
Net loss                                                           (4,816,317)   (4,816,317)
                                          ---------- -----------  -----------  ------------
BALANCE AT DECEMBER 31, 1996              5,154,392  $24,622,551  $(9,402,309)  $15,220,242
                                          ---------- -----------  -----------  ------------
                                          ---------- -----------  -----------  ------------


See notes to financial statements.

                                 PHOTRAN CORPORATION
                               STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                         1995          1996
                                                    (As Restated   (As Restated
                                                    See Note 11)   See Note 11)
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item                      $(1,238,169)   $(4,744,327)
Adjustments to reconcile loss before extraordinary
    item to cash used in operating activities:
   Depreciation and amortization, property
      and equipment                                     285,882        622,707
   Loss on impairment of fixed and other assets                      2,223,283
   Amortization of deferred financing costs              40,421        120,000
   Changes in current assets and liabilities that
     provided (used) cash:
     Accounts receivable                               (556,729)       159,129
     Inventory                                       (1,067,668)       665,476
     Equipment held for sale                         (2,601,453)      (895,390)
     Prepaid expenses                                      (582)       (95,013)
     Accounts payable                                   550,793       (532,421)
     Accrued expenses                                   136,366        497,694
     Customer advances                                  205,000        499,985
                                                    -----------    -----------
Cash used in operating activities                    (4,246,139)    (1,478,877)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Property and equipment additions                  (1,467,869)    (8,896,744)
                                                    -----------    -----------
Cash used in investing activities                    (1,467,869)    (8,896,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge financing                        4,000,000
Proceeds from lines of credit                         2,141,480
Proceeds from notes payable and long-term debt        1,411,692
Payments of notes payable and long-term debt           (490,013)    (7,606,489)
Common stock issued net of offering costs
 of $2,248,372 in 1996                                   10,050     18,488,704
                                                    -----------    -----------
Cash provided by financing activities                 7,073,209     10,882,215
                                                    -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                 1,359,201        506,594

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                              173,160      1,532,361
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $  1,532,361   $  2,038,955
                                                    -----------    -----------
                                                    -----------    -----------

See notes to financial statements.

PHOTRAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1996

1. BUSINESS AND MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Photran Corporation (the Company) is engaged in the manufacture and sale of products incorporating thin film coatings which consist of microscopic layers of metal and metal oxide materials. Materials coated with these thin film coatings are components in a wide variety of products, including liquid crystal displays, enhanced reflection mirrors and anti- reflective glass. To date, the Company's sales have consisted of coated glass products to a limited number of companies located in Asian countries for use in liquid crystal displays.

     MANAGEMENT'S PLANS REGARDING OPERATING LOSSES

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated losses aggregating $9,402,309 since its inception. The Company incurred negative cash flows from operating activities of $1,478,877 for the year ended December 31, 1996. The Company had cash outlays for property and equipment additions of $8,896,744 for the year ended December 31, 1996.

     At December 31, 1996 the Company had customer advances of $2,260,420. $1,735,000 of that amount is the deposit payment from the Company's Chinese joint venture partner, Shenzhen WABO Group Company Limited, for the purchase of equipment. That equipment purchase agreement has been cancelled and the joint venture partner has commenced arbitration proceedings claiming approximately $4.4 million (including the $1,735,000 discussed above). (See Note 10 for negotiated settlement of this matter).

     In addition, the Company has received a deposit of $500,000 from a customer for the purchase of a coating line for which the related contract was in default at December 31, 1996. The customer delayed shipment of the equipment and the Company was in the process of negotiating amendments to the purchase contract. (See Note 10 for subsequent resolution of this matter.)

     The Securities and Exchange Commission (SEC) has informed the Company that it is conducting an investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

     These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations as they become due, to comply with the terms and conditions of the financing agreements entered into subsequent to year end (see Note 10), to obtain additional financing or refinancing as may be required, and ultimately attain sales and operating levels to support its cost structure. Management's plans regarding operating losses and its plans concerning the above matters are presented below.

     New product introductions will depend on the success of the Company's development efforts and on the results of management's analysis of market opportunities and capital expenditure requirements. The Company's ability to increase revenues is highly dependent on its ability to complete the installation of additional coating equipment. The capital expenditures related to such installation are expected to be available from internally generated funds, including proceeds from the sale of ITO coating equipment to the Company's largest customer. If the Company is unable to finalize the contract amendments currently under discussion with that customer, it intends to keep the equipment for its own use; the loss of equipment sales revenue associated with this transaction, together with a refund of the customer's down payment of $500,000, however, would force the Company to slow the process of installing additional equipment, and possibly force it to seek external capital to fund necessary capital expenditures. Barring any unforeseen adverse external developments, however, management believes that the Company's new plan, which will build on the Company's asset base and technology position, will provide for the growth in revenue and earnings necessary for the long-term financial health of the Company. (See Note 10 for subsequent developments regarding these issues.)

     As of December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $2,038,955 and net accounts receivable of $544,340. The Company believes that its existing sources of liquidity and anticipated funds from operations, combined with the net proceeds from a first quarter 1997 sale-leaseback accounted for as a financing transaction of $2,250,000, will satisfy Company's projected working capital requirements for 1997. Management is, however, also investigating the possibility of obtaining additional debt or equity financing, although there can be no assurance that such financing will continue to be available or be available on terms acceptable to the Company. (See also Note 10 for subsequent financing obtained in 1997 and related defaults thereon.)

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

     REVENUE FROM SIGNIFICANT CUSTOMERS - Substantially all of the Company's sales for the years ended December 31, 1995 and 1996 were to customers located in Asian countries. The percentages of total revenue from sales to customers in excess of 10% of the total for each year were as follows:

                                               1995       1996
                                               ----       ----
               Customer A                       85%        82%
               Customer C                       11%        --

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

     The percentage of gross receivables due from customers in excess of 10% of he December 31 balance is as follows:

                                     1995       1996
                                     ----       ----
     Customer A                       63%        43%
     Customer B                       --         54%
     Customer C                       33%        --

     INVENTORY - Inventory is valued at the lower of cost, determined on the first-in, first-out method, or market value. Inventory at December 31 consists of the following:

                                             1995         1996
                                         ------------ ------------
     Raw materials and supplies          $  1,420,048 $  1,117,569
     Finished goods                                         34,892
                                         ------------ ------------
                                            1,420,048    1,152,461
     Less: Obsolescence reserve                            397,889
                                         ------------ ------------
     Net inventory                       $  1,420,048 $    754,572
                                         ------------ ------------
                                         ------------ ------------

     Inventories are periodically reviewed for obsolescence, overstock, and quality defects by physical examination and by comparing quantities on hand to forecasted future requirements. Items considered obsolete or overstock are written off. Items with quality defects are valued at net realizable value. In the fourth quarter of 1996, the Company determined that certain glass inventory, a portion of which the Company had successfully coated and sold earlier in 1996, had become stained by the packaging materials. The multiple washings which this glass required and the poor quality of output and high scrap rates have made it economically unfeasible to attempt to coat this glass. Management has established an obsolescence reserve of $397,889, which has been charged to cost of sales in the fourth quarter to reduce the carrying value of this glass to its estimated net realizable value if sold as uncoated scrap.

     The Company purchases substantially all of its raw glass, which is the majority of the raw materials used in the manufacture of its products, from a single source supplier. The Company believes that acceptable alternative sources of this material are available.

     EQUIPMENT HELD FOR SALE - Equipment held for sale is carried at cost. Equipment held for sale includes $79,400 and $17,000 of interest capitalized for the years ended December 31, 1995 and 1996, respectively.

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

     OTHER ASSETS - The Company has obtained patent rights to various manufacturing processes and product technology. The founding shareholder transferred key manufacturing and product technology to the Company, including patent rights, for the sum of $1. Through December 31, 1995 and 1996, there were no sales of product subject to royalty. In addition, the Company had purchased and capitalized an exclusive license for certain related technology from Applied Elastomerics, Inc. for $13,000 which was to be amortized upon commencement of production over the term of the license agreement. The license expired in May 1996 and was not renewed.

     IMPAIRMENT OF LONG-LIVED ASSETS - Management periodically reviews the carrying value of property and equipment and other long-lived assets for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use or disposed of these assets. Should the sum of the related expected future net cash flows be less than the carrying value, an impairment loss is recognized. An impairment loss is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

     As of December 31, 1996, the Company reassessed the carrying values of the fixed assets related to several production projects in relation to the expected future cash flows from sales of the manufactured products. The Company decided that it would refocus its efforts with respect to such projects and would not pursue those for which commercial production did not appear feasible in the near term. The related fixed assets were, therefore, written down to their estimated fair values, which in some cases were determined by their historical cost less a restocking fee to the extent that the Company could return purchased components to the manufacturer (see Note 8).

     The value of certain license rights was deemed impaired as of December 31, 1996, and the costs were written off. These charges are included in other nonrecurring charges in the statements of operations.

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

     NET LOSS PER COMMON SHARE - Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding, adjusted to give retroactive effect to the reverse stock split authorized by the Company's shareholders on March 2, 1996. Common stock equivalents consisting of stock options and warrants are excluded from the calculation because they are dilutive.

     STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS No. 123 to such arrangements.

     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 7).

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

     WABO provided cash to Fortune to purchase a glass coating system from the

Company and for working capital purposes. The Company was obligated to provide $4,658,000 (40% of the total capitalization of the joint venture of $11,645,000). The Company agreed to sell to Fortune the ITO glass coating machine for $10,145,000. The Company's contribution of $4,658,000 was to have been deducted from the gross purchase price of the coating system. The Company was recording the net purchase price of $5,487,000 ($10,145,000 - $4,658,000) as an equipment sale. The Company was following the provisions of Emerging Issues Task Force (EITF) Issue No. 89-7 in accounting for the glass coating system sale. EITF 89-7 provides guidance regarding gain recognition on sales to joint venture companies by a joint venture partner and accounting for the company's investment in the joint venture. The Company was accounting for the sale of the glass coating system using the completed contract method and has recorded the down payment of $1,735,000 as a customer advance. All costs incurred in constructing the equipment were classified as equipment held for sale at December 31, 1995.

     The equipment was scheduled to ship in April 1996, and the Company was liable for various penalties for failure to ship by April 15, 1996, which had been verbally waived by WABO provided the equipment was shipped by June 30, 1996. Due to various technical modifications requested, the equipment had not shipped by September 30, 1996. During the quarter ended December 31, 1996, the Company attempted to resolve the issues regarding payment of late delivery penalties as well as payment for the various technical modifications. The Company had negotiated with representatives of WABO and had drafted an amendment to the agreement in which all penalties for late delivery were waived in exchange for the technical modifications being provided at no charge. The Company was subsequently informed by WABO of their intention to dissolve the joint venture and cancel the related equipment purchase contract. While the Company has determined that certain write-downs were necessary as a result of the termination of this purchase contract (see
Note 8), the Company intends to keep the glass coating system, which was a part of the equipment which was to have been sold to Fortune, and is currently in the process of modifying the system for its own use. All costs incurred for the machine were reclassified to construction-in-progress during the quarter ended December 31, 1996. (See Notes 6 and 10).

     In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery was delayed, and the customer had requested the Company to install and operate the equipment in the Company's facilities during 1997. Costs incurred to date have been classified as equipment held for sale as of December 31, 1996. (See Note 10.)

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                          Estimated
                                            Useful
                                        Lives in Years    1995           1996

     Leasehold improvements                   10      $   912,395    $ 1,676,037
     Manufacturing process equipment          10        3,857,204      5,589,383
     Construction-in-progress                             132,057      6,982,866
     Other manufacturing equipment             7        1,084,621      1,413,892
     Fixtures                                3-7          259,947        402,791
                                                      -----------    -----------
                                                        6,246,224     16,064,969
     Less accumulated depreciation
     and amortization                                     521,686      1,137,795
                                                      -----------    -----------
                                                      $ 5,724,538     14,927,174
                                                      -----------    -----------
                                                      -----------    -----------

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

          (E) The $200,000 shareholder note payable bears interest at 10%, is unsecured, and is convertible, at the shareholder's option, into shares of the Company's common stock at a conversion rate of $2.00 per share. The note is due January 1998. (See Note 10.) In connection with the issuance of this loan, warrants were issued to the director to purchase up to 20,000 shares of the Company's common stock, exercisable from August 1994 to August 1997, at an exercise price of $2.00 per share. Interest payable on this note was $47,500 and $67,500 at December 31, 1995 and 1996, respectively.

          (F) Capital lease obligations are secured by the underlying property and bear interest at effective interest rates of approximately 8.75% to 15.70%.

     The principal maturities of long-term debt and minimum payments on capital lease obligations outstanding at December 31, 1996 are as follows:

                                                Long-Term    Capital
                                                   Debt       Leases     Total
     Years ending December 31:
     1997                                                    $ 69,430  $ 69,430
     1998                                        $ 200,000     66,388   266,388
     1999                                                      50,685    50,685
     2000                                                      27,734    27,734
     2001                                                       1,413     1,413
                                                 ---------   --------  --------
                                                   200,000    215,650   415,650
     Less amounts representing
     interest                                                  36,245    36,245
                                                 ---------   --------  --------
     Long-term debt and capital
     lease obligations outstanding               $ 200,000   $179,405  $379,405
                                                 ---------   --------  --------
                                                 ---------   --------  --------

     Total interest, including amortization of financing fees, incurred in 1995 and 1996 was approximately $384,000 and $605,000, respectively. Of these amounts, approximately $79,400 and $226,000 were capitalized to construction-in-progress or equipment held for sale during 1995 and 1996, respectively.

5.   INCOME TAXES

     For income tax purposes, the Company has U.S. federal net operating loss carryforwards of approximately $7,600,000 as of December 31, 1996. The carryforwards expire in various amounts during the years 2006 through 2010.

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

     The benefit for income taxes in fiscal 1995 and 1996 have been offset by a valuation allowance because future realization of the net operating loss carryforwards is uncertain.

                                                     1995          1996
                                                  ----------    -----------
     Tax expense (benefit) computed at
        statutory rates                           $ (433,000)   $(1,686,000)
     Effect of nondeductible items                    (7,000)       (44,000)
     Other                                             2,000          2,000
     Change in valuation allowance                   438,000      1,728,000
                                                  ----------    -----------
                                                  $     -       $      -
                                                  ----------    -----------
                                                  ----------    -----------

     Temporary differences, tax carryforwards, and valuation allowances at December 31 consist of the following:

                                                     1995          1996
                                                  ----------    -----------
     Current:
        Inventory valuation reserves and
        other accruals                             $  20,000     $  243,000
        Impairment losses not currently
        deductible                                                  776,000
        Valuation allowance                          (20,000)    (1,019,000)
                                                  ----------    -----------
                                                  $     -       $      -
                                                  ----------    -----------
                                                  ----------    -----------

     Noncurrent:
        Excess of tax over book depreciation
          and amortization                         $(298,000)   $  (370,000)
        Tax loss carryforward                      1,965,000      2,766,000
        Valuation allowance                       (1,667,000)    (2,396,000)
                                                  ----------    -----------
                                                  $     -       $      -
                                                  ----------    -----------
                                                  ----------    -----------

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

     EMPLOYMENT AGREEMENT - The Company had executed an employment agreement with its president, who resigned in March 1997. The agreement, which expired December 31, 1997, provided for a maximum base compensation of $120,000 per year if certain financial performance goals, as set by the Company's Board of Directors, were met. The agreement also provided for the issuance of options, at the discretion of the Board of Directors, for the purchase of the Company's common stock, payment of annual incentive bonuses, and an option for the president to require the Company to purchase his shares if the Company terminated his employment without cause prior to an initial public offering of the Company's common stock. Options for the purchase of 25,000 shares of the Company's common stock have been issued pursuant to this agreement. The Company's obligation under the agreement terminated in March 1997 when the president resigned.

     CONTINGENCIES - During the quarter ended December 31, 1996, the Company was informed by WABO of their intention to dissolve the joint venture and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO, claiming approximately $4.4 million plus legal fees and costs. (See Note 10 for subsequent developments in this matter.)

     In connection with the coating equipment that the Company was building for sale to Fortune, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract (See Note 10.). Due to various defects in the contract as well as the third party's failure to perform its obligations, the Company has rescinded the contract and demanded that the third-party refund all monies paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

     The SEC has informed the Company that it is conducting an investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The Company has submitted documents to the SEC pursuant to requests from the SEC as part of the investigation. The investigation is on-going and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations. (See also Note 10).

     See Note 10 for discussion of additional contingencies which have arisen subsequent to December 31, 1996.

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

     SUPPLEMENTARY LOSS PER SHARE - The Company utilized approximately $7,500,000 of the net proceeds from the initial public offering to retire debt and lines of credit outstanding. Had the Company issued a sufficient number of shares to retire this debt, approximately 940,000 shares at a net price of $8.04 per share after deducting offering costs, as of January 1, 1996, the net loss for the year would have been reduced by approximately $125,000 in interest expense on these borrowings, and supplementary loss per share for the year ended December 31, 1996 would have been $(1.10).

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

     REVERSE STOCK SPLIT - On March 2, 1996, the Company's shareholders approved a one-for-two reverse stock split. The reverse stock split became effective on May 29, 1996 when the initial public offering of the Company's common stock became effective. All share and per share amounts included in the financial statements and notes thereto, for periods prior to the reverse stock split, have been restated to reflect the impact of the reverse stock split.

     STOCK OPTIONS - On March 2, 1996, the Company's shareholders approved the amendment of the Company's 1992 Stock Option Plan (the Plan) to provide for the issuance of up to 625,000 shares of the Company's common stock under the Plan. Under the Plan, incentive stock options and nonqualified stock options may be granted to key employees and others at exercise prices not less then 85% of the fair market value of the underlying common stock at the date of grant. The Board of Directors establishes all terms and conditions of each grant. The following summarizes stock option activity related to the Employee Stock Option Plan:

                                         Option Shares
                                   -------------------------
                                   Outstanding   Exercisable      Price Range
                                   ------------------------------------------
Balances at December 31, 1994        27,750             7,126   $  2.00 - 4.00
Granted                              48,500                               4.00
Became exercisable                                     32,000      2.00 - 4.00
                                  ---------          --------    -------------
Balances at December 31, 1995        76,250            39,126   $  2.00 - 4.00
Granted                              36,375                       4.13 - 12.75
Canceled                             (9,500)                              4.00
Became exercisable                                     14,449      2.00 - 4.00
                                  ---------          --------    -------------
Balances at December 31, 1996       103,125            53,575    $2.00 - 12.75
                                  ---------          --------    -------------
                                  ---------          --------    -------------

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 1996.

                                    Options Outstanding                 Options Exercisable
                          -----------------------------------          ---------------------
                                       Weighted
                                        Average        Weighted                      Weighted
                                       Remaining       Average                        Average
Range of               Number         Contractual      Exercise          Number      Exercise
Estimated Prices     Outstanding     Life in Years      Price         Exercisable      Price
$ 2.00 - $ 3.99       23,500             5.64         $  2.00          18,941        $  2.00
  4.00 -   5.99       61,625             5.18            4.08          34,634           4.00
  6.00 -   7.99       14,250             8.89            6.06              -              -
  8.00 -   9.99        1,250            10.00            8.75              -              -
 10.00 -  11.99        2,000            10.00           10.74              -              -
 12.00 -  12.75          500            10.00           12.75              -              -
                     -------                                           ------
                     103,125                                           53,575
                     -------                                           ------
                     -------                                           ------

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards vesting in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the proforma amounts indicated below:

                                                  1995             1996
     Net loss - as reported                   $(1,238,169)      $(4,816,317)
                                              -----------       -----------
                                              -----------       -----------
     Net loss - pro forma                     $(1,247,427)      $(4,848,236)
                                              -----------       -----------
                                              -----------       -----------
     Loss per share - as reported                $  (0.37)         $  (1.13)
                                              -----------       -----------
                                              -----------       -----------
     Loss per share - pro forma                  $  (0.37)         $  (1.14)
                                              -----------       -----------
                                              -----------       -----------

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

     Warrants outstanding at December 31, 1995 and 1996 are as follows:

        Number of
          Shares                Exercise
   --------------------         Price per                  Period
     1995       1996              Share                  Exercisable
     ----       ----              -----                  -----------
    49,250     49,250            $2.00            Exercisable to November 1997
   145,109    129,509             2.00            March 1994 to 1998
    20,000     20,000             2.00            August 1994 to 1997
    90,000     90,000             2.00            September 1994 to 1998
    23,444     23,444             4.00            November 1994 to 1998
    44,519     43,050             4.00            December 1994 to 1998
    23,028     23,028             4.00            January 1995 to 1999
     3,250      3,250             4.00            February 1995 to 1999
    75,000     75,000             4.00            May 1996 to 2003
   400,000    400,000             6.75            October 1996 to 2000 (A)
    40,000     40,000             9.00            October 1996 to 2000 (A)
   -------    -------
   913,600    896,531
   -------    -------
   -------    -------

(A) These warrants were issued in connection with the issuance of Bridge Notes during fiscal 1995. In connection with this financing, the Company issued warrants to the purchasers of the Bridge Notes to purchase a total of 400,000 shares of the Company's common stock and to the selling agent of the Bridge Note financing warrants to purchase a total of 40,000 shares of the Company's common stock. The holders of the warrants may convert the warrants, at any time during the exercise period, into the number of shares of the Company's common stock obtained by dividing the differential between the then-current market price of the Company's common stock, as defined, and the warrant exercise price by such current market price of the Company's common stock. The Company has obtained a valuation of the warrants and has determined, based on such valuation, that the value of the warrants, if any, is not material to the financial statements.

     In connection with a $1,500,000 loan received in May 1995 from a director of the Company, warrants were issued to the director to purchase up to 75,000 shares of the Company's common stock at an exercise price of $4.00 per share. The Company has obtained a valuation of the warrants and has determined, based on such valuation, that the value of the warrants, if any, is not material to the financial statements.

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

     As a result of the equipment sales contracts discussed in Note 2, assets classified as equipment held for sale to Fortune at December 31, 1995 are classified within property, and equipment at December 31, 1996. All expenditures related to the Fortune contract during 1996 are classified as cash flows from investing activities. In addition, equipment held for sale at December 31, 1996 had been classified within property and equipment at December 31, 1995. All expenditures related to the contract with a customer during 1996 have been classified as operating cash flows. The net effect of the changes in classification of these two assets was a noncash transfer from equipment held for sale to property, plant, and equipment of $3,060,314.

     During 1996, the Company received equipment with an estimated fair value of $25,000 from a customer in lieu of payment on accounts receivable.

10.  SUBSEQUENT EVENTS

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

     During the second quarter of 1997, the board of directors approved an extension of the expiration date of certain warrants that had been issued to a shareholder in connection with a loan to the Company. The expiration date was extended to August 1998.

     In May of 1997 the Company was served with two separate lawsuits against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs amended their complaint to make similar allegations with respect to the disclosures made by the Company in October of 1997. The plaintiffs in these actions are seeking class certification.

     Both suits were filed in the United States District Court for the District of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The Company has moved the Court for an order dismissing the action; however, it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

     During the second quarter of 1997, the Company reached an agreement with the customer for whom it had been building a coating line whereby the Company will keep the equipment and refund the deposit previously received through credits against future glass purchases by the customer. The cost of this equipment has been reclassified from equipment held for sale to property and equipment subsequent to December 31, 1996.

     In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates which are registered in his name which are currently in the possession of the Company. In October 1997, the Company filed a counterclaim alleging that Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Stevenson did not provide adequate consideration for such shares and, therefore, such shares were not properly issued. This suit is in the early stages of discovery and it is not possible to determine what impact, if any, its outcome could have on the Company's financial condition or results of operations.

     In September 1997, the Company entered into a loan agreement with a shareholder, whereby the shareholder loaned the Company $1 million. The loan bears interest at 3.5% over the reference rate, as defined, and is payable in monthly installments through September 1999. In connection with the loan, the Company issued to the shareholder warrants for the purchase of 100,000 shares of the Company's common stock at a price of $5.00 per share. The warrants are exercisable between September 1998 and September 2007. In October 1997, the loan was increased by $100,000, and warrants to purchase an additional 10,000 shares of common stock were issued.

     In October 1997, the Company was unable to continue to make principal payments on the shareholder note and certain of its lease obligations. The Company is currently in default on the shareholder loan and two leases, including the $4,500,000 sale-lease back of the P-1000 line. The Company is currently negotiating additional financing and is working with its creditors to cure these defaults or otherwise restructure these obligations.

     On or about June 20, 1997, the third party with whom the Company is disputing the cancellation of a contract to build power supplies formally brought an action against the Company in Dakota County District Court. In the fourth quarter of 1997, this third party increased its demand for damages from $240,000 to $1,300,000. The Company has denied liability and demanded the return of all monies paid to the third party by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

     In the fourth quarter of 1997, the Company was informed by the SEC that they have expanded their investigation to include certain accounting and financial reporting irregularities prior to 1996 which the Company announced in October 1997.

     In December 1997, the Company obtained an $833,000 transaction-specific export working capital line of credit.

     In January 1998, the Company and WABO negotiated a settlement subject to final approval by the Chinese arbitration board. Under the terms of this settlement, the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The estimated cost of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. Of the $2,425,000 total, $1,735,435 is included in customer advances as of December 31, 1996. The balance of $689,565 will be recorded in the quarter ended September 30, 1997.

     In January 1998, the shareholder who holds a $200,000 convertible note extended the due date of such note to January 1999.

11. RESTATEMENT

     As a result of an investigation which was reopened in October 1997 and was completed in January 1998, the Company has restated its previously issued financial statements. The Company has determined that previously recorded amounts purportedly received in 1991 and 1992 for certain issuances of common stock to a former officer of the Company were improper. Also in 1991, 1993 and 1995 certain equipment purchases were recorded improperly. In addition, the Company determined that in 1995 revenues were recorded for product sales that did not occur. The Company's financial statements for all affected periods have been restated to reflect adjustments for these items.

     The effects of the restatement on shareholders' equity at December 31, 1994 was to reduce common stock by $537,370 and to reduce the accumulated deficit by $139,051. The effects of the restatement of the Company's financial statements as of and for the years ended December 31, 1995 and 1996 are as follows:


STATEMENT OF OPERATIONS DATA:
                                    ------------------------         ------------------------
                                    YEAR ENDED DEC. 31, 1995         YEAR ENDED DEC. 31, 1996
                                    -------------------------        ------------------------
                                   As previously       As           As previously        As
                                    reported         Restated          reported       Restated
                                    --------         --------          --------       --------
Revenues                           $3,362,818      $ 2,126,738      $ 2,886,540    $ 2,904,460
Cost of sales                       2,048,522        2,039,080        3,610,288      3,393,047
Gross Profit (loss)                 1,314,296           87,658         (723,748)      (488,587)
Other non-recurring charges                                           2,489,309      2,216,894
Income (Loss) from operations         336,443        (890,195)       (5,131,550)    (4,623,974)
Interest expense, net                 286,430          292,008           78,367        120,353
Other expense                                           55,966
Income (loss) before
  extraordinary item                   50,013      (1,238,169)       (5,209,917)    (4,744,327)
Net income (loss)                      50,013      (1,238,169)       (5,281,907)    (4,816,317)
Income (loss) per common
  share before extraordinary
     item                                0.01           (0.37)            (1.22)         (1.11)
Net income (loss) per share              0.01           (0.37)            (1.24)         (1.13)


BALANCE SHEET DATA:
                                    -----------------------          -----------------------
                                    AS OF DECEMBER 31, 1995          AS OF DECEMBER 31, 1996
                                    -----------------------          -----------------------
                                 As previously          As          As previously        As
                                    reported         Restated          reported       Restated
                                    --------         --------          --------       --------
Accounts receivable               $   808,549      $   728,469      $   606,500    $   544,340
Equipment held for sale             3,203,314        3,072,736        1,547,426        907,812
Property & equipment, net           6,995,381        5,724,538       15,446,311     14,927,174
Total Assets                       14,192,655       12,711,154       20,503,304     19,282,393

Customer advances                   1,555,435        1,760,435        2,260,420      2,260,420
Common stock                        6,671,217        6,133,847       25,159,921     24,622,551
Accumulated deficit                (3,436,861)      (4,585,992)      (8,718,768)    (9,402,309)

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
-------------------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.
(3) Member of Nominating Committee.
(4) Resigned in March 1997.

     The Board of Directors is divided into three classes, and directors serve for staggered three-year terms. Kathleen V. Stevenson served in a class with a term expiring in 1997; Robert S. Clarke and Steven King serve in a class with a term expiring in 1998; and David E. Stevenson served and Paul T. Fink serves in a class with a term expiring in 1999. Frank Brantman was elected as a director in October, 1996 by a unanimous vote of the Board. He serves in the same class as Kathleen Stevenson served and was re-elected at the annual meeting of shareholders in 1997. Officers serve at the discretion of the Board. David E. Stevenson and Kathleen V. Stevenson are husband and wife.

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

ITEM 10 - EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last two fiscal years to the Company's Chief Executive Officer. No employee of the Company received salary and bonus in excess of $100,000 for the covered periods:

                           SUMMARY COMPENSATION TABLE
                                                                      LONG-TERM
                                         ANNUAL COMPENSATION      COMPENSATION AWARDS
                                         -------------------      -------------------
                                                                      SECURITIES
                                                                      UNDERLYING
NAME AND PRINCIPAL POSITION              FISCAL YEAR  SALARY          OPTIONS (2)
---------------------------              -----------  ------      -------------------
David E. Stevenson . . . . . . . . .       1996      $86,719          --
   Former Chief Executive Officer          1995       81,560          25,000 (3)
   and Chairman (1)
----------------------------

(1)  Resigned in March 1997.
(2) Number of shares of Common Stock subject to options granted during the year indicated.
(3) Options to purchase 25,000 shares were granted to Mr. Stevenson as part of his 1995 compensation as an officer and employee of the Company.

EMPLOYMENT AGREEMENT

     The Company entered into an employment agreement with David E. Stevenson, its former Chief Executive Officer, for a five-year term ended December 31, 1997. The agreement provided for a maximum base compensation of $120,000 per year if certain financial performance goals, as set by the Company's Board of Directors, were met. The agreement also provided for the issuance of options, at the discretion of the Board of Directors, for the purchase of the Company's common stock. As of December 31, 1995, options to purchase 25,000 shares of the Company's common stock had been issued to Mr. Stevenson pursuant to this agreement. The agreement also provided for an annual incentive bonus in the event the Company had earnings before taxes in excess of 30% of shareholders' equity at the last day of the fiscal year. Mr. Stevenson never received any annual incentive bonuses. Mr. Stevenson is required by the agreement to maintain confidentiality of all Company trade secrets and upon termination is prohibited from participating in a competing venture for a period of two years. Mr. Stevenson resigned on March 19, 1997 and he is not entitled to any continuing compensation or severance payments.

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

AGGREGATE OPTION VALUES AT DECEMBER 31, 1996.

     The following table sets forth certain information at December 31, 1996, as to options held by the Company's former Chief Executive Officer:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES
                                                            VALUE OF UNEXERCISED
                                 NUMBER OF UNEXERCISED      IN THE MONEY OPTIONS
                                  OPTIONS AT 12/31/96            AT 12/31/96
                                ------------------------  -------------------------
NAME                           EXERCISABLE UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
----                           ----------- -------------  ----------- -------------
David E. Stevenson . . . . . .  25,000 (1)       ----        $0 (2)       ----
--------------------

(1) Options expire if not exercised within 90 days of termination of employment. Mr. Stevenson resigned on March 19, 1997. The options expired unexercised in June 1997.
(2) The value of exercisable options is equal to the difference between the December 31, 1996 market price per share and the option exercise price per share multiplied by the number of shares subject to options.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS LOANS FROM DIRECTOR

     Steven King, a director of the Company, made a loan to the Company in the original principal amount of $1.5 million on May 1, 1995 for working capital and general corporate purposes. The note issued in connection with the loan bore interest from the date of issue at an annual rate of 3.75 % in excess of the

"Reference Rate" announced from time to time by First Bank National Association, and was secured by substantially all equipment and intellectual property of the Company. The note was subject to periodic payments of principal and accrued interest. The note was repaid without penalty in June 1996.

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

ITEM 13. EXHIBITS


(a)  Exhibits.

     The following exhibits are included with this Annual Report on Form 10-KSB/A (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT
  NO.     DESCRIPTION
  ---     -----------
3.1 Second Amended and Restated Articles of Incorporation of Photran Corporation, effective March 2, 1996*
3.2 Amended and Restated By-Laws of Photran Corporation, effective December 23, 1992 as amended through February 3, 1996. *
4.1 Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of Photran Corporation as amended. (See Exhibits 3.1 and 3.2 above.) *
4.2    Specimen of Common Stock Certificate. *
4.3 Warrant for Purchase of Shares of Common Stock, dated November 18, 1992, for the purchase of 1,700 shares, issued to Christopher T. Vanyo. An identical Warrant For Purchase of Shares of Common Stock was granted to one other individual for the purchase of 1,600 shares. *
4.4 Form of Common Stock Purchase Warrant. Identical Common Stock Purchase Warrants in the amounts of 20,000 shares, 14,500 shares, 14,750 shares, 92,482 shares, and 52,627 shares were granted to R.J. Steichen & Company on November 1, 1992, December 1, 1992, January 5, 1993, February 19, 1993 and March 17, 1993, respectively. *

EXHIBIT
  NO.     DESCRIPTION
-------   -----------


4.5 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock in the amounts of 20,000 shares and 60,000 shares were granted to a total of eleven individuals on August 8, 1993 and September 23, 1993, respectively. *
4.6 Form of Agent's Common Stock Purchase Warrant. Identical Agent's Common Stock Purchase Warrants in the amounts of 5,750 shares and 24,250 shares were granted to R.J. Steichen & Company on September 23, 1993 and September 24, 1993, respectively. *
4.7 Form of Stock Purchase Warrant. Identical Stock Purchase Warrants in the amounts of 23,444 shares, 44,519 shares, and 23,028 shares were granted to R.J. Steichen & Company on November 17, 1993, December 14, 1993, and January 31, 1994, respectively. *
4.8 Form of Stock Purchase Warrant for 75,000 shares of Common Stock, dated May 1, 1995, granted to Steven King. *
4.9 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock were granted to a total of 28 individuals on October 15, 1995 to purchase a total of 400,000 shares. *
4.10 Agent's Warrant to Purchase 40,000 shares of Common Stock, dated October 31, 1995, granted to John G. Kinnard and Company, Incorporated. *
4.11 Representative's Warrant to purchase 160,000 shares of Common Stock, dated June 3, 1996, granted to John G. Kinnard and Company, Incorporated. *
10.1 Contract Agreement for the Joint Venture of Shenzhen Fortune Conductive Glass Company, Ltd., between Photran Corporation and Shenzhen Wabo (Group) Company, Limited. *
10.2 License Agreement between Photran Corporation and Applied Elastromerics dated May 30, 1991, as amended. *
10.3 Office Warehouse Lease between Owobopte Rehabilitation Industries, Inc. and Photran Corporation dated July 1991. *
10.4   Photran Corporation 1992 Stock Option Plan. *
10.5 Form of Incentive Option Agreement. Identical Incentive Option Agreements were entered into with 66 employees for purchase of a total of 76,250 shares.*
10.6 Employment Agreement between David E. Stevenson and Photran Corporation dated January 1, 1993. *
10.7 Office Warehouse Lease between Sparta Foods, Inc. and Photran Corporation dated December 21, 1995. *
10.8   Equipment Lease between Textron and Photran Corporation dated June 21,
       1995.*
10.9 Sale Agreement between Photran Corporation and Wintek Corporation dated June 28, 1996 (incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1996).

10.10 Equipment Lease Agreement between Photran Corporation and NBD Equipment Finance, Inc. dated February 13, 1997. (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)
23.1   Consent of Deloitte & Touche LLP. **
27.1   Financial Data Schedule. **
99.1 Resignations of David E. Stevenson and Kathleen V. Stevenson, dated March 19, 1997. (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

--------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, declared effective May 29, 1996.
** Denotes document filed herewith.

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

                                        PHOTRAN CORPORATION

                                        By:   /s/ Paul T. Fink
                                             ---------------------------------
                                                       Paul T. Fink
                                                  Chief Executive Officer

                                        By:   /s/ Judith E. Tucker
                                             ---------------------------------
                                                       Judith E. Tucker
                                                  Chief Financial Officer


Date:  January 30, 1998

                                  INDEX TO EXHIBITS
EXHIBIT
  NO.     DESCRIPTION OF EXHIBIT
-------   ----------------------
3.1 Second Amended and Restated Articles of Incorporation of Photran Corporation, effective March 2, 1996*
3.2 Amended and Restated By-Laws of Photran Corporation, effective December 23, 1992 as amended through February 3, 1996. *
4.1 Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of Photran Corporation as amended. (See Exhibits 3.1 and 3.2 above.). *
4.2    Specimen of Common Stock Certificate. *
4.3 Warrant for Purchase of Shares of Common Stock, dated November 18, 1992, for the purchase of 1,700 shares, issued to Christopher T. Vanyo. An identical Warrant For Purchase of Shares of Common Stock was granted to one other individual for the purchase of 1,600 shares. *
4.4 Form of Common Stock Purchase Warrant. Identical Common Stock Purchase Warrants in the amounts of 20,000 shares, 14,500 shares, 14,750 shares, 92,482 shares, and 52,627 shares were granted to R.J. Steichen & Company on November 1, 1992, December 1, 1992, January 5, 1993, February 19, 1993 and March 17, 1993, respectively. *
4.5 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock in the amounts of 20,000 shares and 60,000 shares were granted to a total of eleven individuals on August 8, 1993 and September 23, 1993, respectively. *
4.6 Form of Agent's Common Stock Purchase Warrant. Identical Agent's Common Stock Purchase Warrants in the amounts of 5,750 shares and 24,250 shares were granted to R.J. Steichen & Company on September 23, 1993 and September 24, 1993, respectively. *
4.7 Form of Stock Purchase Warrant. Identical Stock Purchase Warrants in the amounts of 23,444 shares, 44,519 shares, and 23,028 shares were granted to R.J. Steichen & Company on November 17, 1993, December 14, 1993, and January 31, 1994, respectively. *
4.8 Form of Stock Purchase Warrant for 75,000 shares of Common Stock, dated May 1, 1995, granted to Steven King. *
4.9 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock were granted to a total of 28 individuals on October 15, 1995 to purchase a total of 400,000 shares. *
4.10 Agent's Warrant to Purchase 40,000 shares of Common Stock, dated October 31, 1995, granted to John G. Kinnard and Company, Incorporated. *
4.11 Representative's Warrant to purchase 160,000 shares of Common Stock, dated June 3, 1996, granted to John G. Kinnard and Company, Incorporated. *
10.2 Contract Agreement for the Joint Venture of Shenzhen Fortune Conductive Glass Company, Ltd., between Photran Corporation and Shenzhen Wabo (Group) Company, Limited. *
10.2 License Agreement between Photran Corporation and Applied Elastromerics dated May 30, 1991, as amended. *
10.3 Office Warehouse Lease between Owobopte Rehabilitation Industries, Inc. and Photran Corporation dated July 1991. *
10.4   Photran Corporation 1992 Stock Option Plan. *

EXHIBIT
  NO.     DESCRIPTION OF EXHIBIT
-------   ----------------------
10.5 Form of Incentive Option Agreement. Identical Incentive Option Agreements were entered into with 66 employees for purchase of a total of 76,250 shares.*
10.6 Employment Agreement between David E. Stevenson and Photran Corporation dated January 1, 1993. *
10.7 Office Warehouse Lease between Sparta Foods, Inc. and Photran Corporation dated December 21, 1995. *
10.8   Equipment Lease between Textron and Photran Corporation dated June 21,
       1995.*
10.9 Sale Agreement between Photran Corporation and Wintek Corporation dated June 28, 1996 (incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 1996).
10.10 Equipment Lease Agreement between Photran Corporation and NBD Equipment Finance, Inc. dated February 13, 1997. (incorporated by reference to the Registrant's annual report on Form 10-KSB for the year ended December 31, 1996.)
23.1   Consent of Deloitte & Touche LLP. **
27.1   Financial Data Schedule. **
99.1 Resignations of David E. Stevenson and Kathleen V. Stevenson, dated March 19, 1997. (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

--------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, declared effective May 29, 1996.
** Denotes document filed herewith.