Form 10QSB/A
period 1997-03-31
PHOTRAN CORP
filed 1998-01-30
CIK 894906

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

Yes   X     No          .
   -------     --------

The number of the registrant's common shares outstanding as of May 15, 1997 was 5,154,392

     Transitional Small Business Disclosure Format (check one):

Yes         No     X    .
   -------     --------

                             PHOTRAN CORPORATION

                                FORM 10-QSB/A

                              TABLE OF CONTENTS

                                                             PAGE
                                                             ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets                                      2

            Statements of Operations                            3

            Statements of Cash Flows                            4

            Notes to Financial Statements                       5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                    15

Item 3.   Defaults Upon Senior Securities                      16

Item 6.   Exhibits and Reports on Form 8-K                     16

Signature page                                                 16

Exhibit Index                                                  17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               PHOTRAN CORPORATION
                            BALANCE SHEETS (Unaudited)


                                                MARCH 31,
                                                  1997
                                              (AS RESTATED   DECEMBER 31,
                                               SEE NOTE 7)     1996
                                              -------------  -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $  1,619,827    $ 2,038,955
  Accounts receivable                               573,365        544,340
  Inventory                                         587,355        754,572
  Equipment held for sale                         1,453,534        907,812
  Prepaid expenses                                  161,234        109,540
                                              -------------  -------------
    Total current assets                          4,395,315      4,355,219

PROPERTY AND EQUIPMENT, net                      15,551,584     14,927,174

MARKETABLE SECURITIES, restricted                 2,250,000
                                              -------------  -------------

                                               $ 22,196,899    $19,282,393
                                              -------------  -------------
                                              -------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt,
    notes payable, and capital lease
    obligations                                $    726,627    $    51,592
  Accounts payable                                  715,783        663,411
  Accrued expenses                                  298,552        758,915
  Customer advances                               2,260,420      2,260,420
                                              -------------  -------------
    Total current liabilities                     4,001,382      3,734,338

LONG TERM DEBT                                    4,094,953        327,813

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Undesignated stock, no par value,
    6,000,000 shares authorized, no
    shares issued
  Common stock, no par value, 24,000,000
    shares authorized, 5,156,392 and
    5,154,392 shares issued and outstanding,
    respectively                                 24,626,551     24,622,551
  Accumulated deficit                           (10,525,987)    (9,402,309)
                                              -------------  -------------
    Total shareholders' equity                   14,100,564     15,220,242
                                              -------------  -------------

                                                $22,196,899    $19,282,393
                                              -------------  -------------
                                              -------------  -------------

                            See notes to financial statements.

                               PHOTRAN CORPORATION
                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three months ended
                                                           March 31
                                              ------------------------------

                                                    1997           1996
                                               (AS RESTATED    (AS RESTATED
                                                SEE NOTE 7)     SEE NOTE 7)
                                              --------------  --------------
REVENUES                                       $     567,951       $ 677,459
COST OF SALES                                        917,732         425,707
                                              --------------  --------------

  Gross (loss) profit                               (349,781)        251,752

OPERATING EXPENSES:
  Process and product development                    147,725          84,657
  General and administrative                         276,618         164,479
  Selling and marketing                              156,567          72,165
  Other nonrecurring charges (note 6)                198,710
                                              --------------  --------------
    Total operating expenses                         779,620         321,301
                                              --------------  --------------

LOSS FROM OPERATIONS                              (1,129,401)        (69,549)

INTEREST (INCOME) EXPENSE, net                        (5,723)        165,831
                                              --------------  --------------
                                              --------------  --------------

NET LOSS                                        $ (1,123,678)   $   (235,380)
                                              --------------  --------------
                                              --------------  --------------

NET LOSS PER COMMON SHARE                         $    (0.22)     $    (0.08)
                                              --------------  --------------
                                              --------------  --------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        5,156,259       3,038,990
                                              --------------  --------------
                                              --------------  --------------


                         See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Three months ended
                                                           March 31
                                              ------------------------------

                                                    1997           1996
                                               (AS RESTATED    (AS RESTATED
                                                SEE NOTE 7)     SEE NOTE 7)
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(1,123,678)     $ (235,380)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization - property
      and equipment                                  178,682         125,984
    Interest expense associated with
      amortization of deferred financing costs                        60,000
    Changes in current assets and liabilities
      that provided (used) cash:
         Accounts receivable                         (29,025)        620,594
         Inventory                                   167,217         (66,913)
         Equipment held for sale                    (545,722)       (926,789)
         Prepaid expenses                            (51,694)        (39,651)
         Accounts payable                             52,372         226,694
         Accrued expenses                           (460,363)        112,693
                                              --------------  --------------
           Cash used in operating activities      (1,812,211)       (122,768)

CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions                                (803,092)       (825,916)
  Deferred offering costs                                           (111,511)
  Purchases of  investments                       (2,250,000)
                                              --------------  --------------
    Cash used in investing activities             (3,053,092)       (937,427)
                                              --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable and long-term
    debt                                           4,500,000          40,083
  Proceeds from lines of credit                                       50,000
  Payments of notes payable and long-debt            (57,825)       (263,231)
  Common stock issued                                  4,000
                                              --------------  --------------
    Cash provided by (used in) financing
      activities                                   4,446,175        (173,148)
                                              --------------  --------------
DECREASE IN CASH AND CASH EQUIVALENTS               (419,128)     (1,233,343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                           2,038,955       1,532,361
                                              --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 1,619,827      $  299,018
                                              --------------  --------------
                                              --------------  --------------


                      See notes to financial statements.

                               PHOTRAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying financial statements are unaudited and reflect all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

   As discussed in Note 7, the accompanying financial statements have been restated. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, filed with the SEC as part of the Company's Annual Report on Form 10-KSB/A.

   The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $1,619,827 and net accounts receivable of $573,365. The Company will require additional debt or equity financing in 1997. Management is pursuing the possibility of obtaining such additional capital expansion financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company. (See Note 8 for subsequent financings obtained and the related defaults thereon.)



2. INVENTORIES

   Inventories consist of the following:

                                          March 31,      December 31,
                                           1997              1996
                                        ------------     ------------
   Raw materials and supplies at cost    $1,009,630       $1,117,569
   Finished goods                            16,705           34,892
                                        ------------     ------------
                                          1,026,335        1,152,461
   Less obsolescence reserve                438,980          397,889
                                        ------------     ------------
                                         $  587,355       $  754,572
                                        ------------     ------------
                                        ------------     ------------

3. EQUIPMENT HELD FOR SALE

   In 1996 the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at March 31, 1997 and December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery was delayed, and the customer had requested the Company to install and operate the equipment in the Company's facilities during 1997 . (See Note 8)

                               PHOTRAN CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

4. SHAREHOLDERS' EQUITY

   INITIAL PUBLIC OFFERING - On May 29, 1996, the Company sold 2,000,000 Common Shares in an initial public offering. Net proceeds to the Company were $16,025,444 after deducting offering costs, including underwriting commissions, of $1,974,556.

   OVERALLOTMENT OPTION - In connection with the Company's initial public offering of common stock, the Company issued an option to the underwriters to purchase up to 300,000 common shares solely to cover overallotments. This option was exercised in June 1996 resulting in additional net proceeds of approximately $2,470,000 after deducting offering costs, including underwriting commissions, of $230,000.

5. COMMITMENTS AND CONTINGENCIES

   During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company Limited
   (WABO), of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. See Note 8 for subsequent resolution of this matter.

   In connection with the coating equipment that the Company was building for sale to the joint venture company, Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. Due to various defects in the contract as well as the third party's failure to perform its obligations, the Company has rescinded the contract and demanded that the third party refund all moneys paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid. (See
   Note 8).

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

                               PHOTRAN CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)


   Both suits were filed in the United States District Court for the District of Minnesota. In July 1997, the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The Company has not yet formally responded to this lawsuit, and it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations. (See
   Note 8).


6. OTHER NONRECURRING CHARGES

   In the fourth quarter of 1996, the Company's China joint venture partner notified the Company of its intention to cancel the joint venture agreement and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was deemed to be impaired and additional costs of $110,788 relating to this equipment that were incurred during the quarter ended March 31, 1997 were written off.

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

   The Company's financial statements for all affected periods have been restated to reflect adjustments for these items. The effects of these adjustments on the financial statements for the three month periods ended March 31, 1997 and 1996 and as of March 31, 1997 are as follows:

                               PHOTRAN CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

STATEMENT OF OPERATIONS DATA:

                                      3 MONTHS ENDED              3 MONTHS ENDED
                                      MARCH 31, 1997              MARCH 31, 1996
                                  ---------------------------------------------------
                                      As                            As
                                  previously       As           previously      As
                                   reported     restated         reported    restated
                                  ----------   ----------       ----------   --------
Revenues                          $   523,869    $   567,951    $  677,459   $ 677,459
Cost of sales                         923,072        917,732       428,716     425,707
Gross profit (loss)                  (399,203)      (349,781)      248,743     251,752
Loss from operations               (1,178,823)    (1,129,401)      (72,558)    (69,549)
Interest (income) expense, net         (5,723)        (5,723)      144,838     165,831
Net loss                           (1,173,100)    (1,123,678)     (217,396)   (235,380)
Net loss per share                      (0.23)         (0.22)        (0.07)      (0.08)



BALANCE SHEET DATA:
                                           As of
                                      MARCH 31, 1997
                                  -------------------------
                                      As
                                  previously       As
                                   reported     restated
                                  -----------  ------------
Accounts receivable               $   591,443  $    573,365
Equipment held for sale             2,093,148     1,435,534
Property & equipment, net          16,065,381    15,551,584
Common stock                       25,163,921    24,626,551
Accumulated deficit                (9,891,868)  (10,525,987)



8. SUBSEQUENT EVENTS

   During the second quarter of 1997, the Company reached an agreement with the customer for whom it was building a coating line whereby the Company will keep the equipment and refund the deposit previously received via credits against future glass purchases by the customer. The cost of this equipment has been reclassified to property and equipment subsequent to March 31, 1997.

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

   In September and October 1997, the Company entered into a loan agreement with a shareholder, whereby the shareholder loaned the Company a total of $1,100,000. The loan bears interest at 3.5% over the reference rate, as defined, and is payable in monthly installments through September 1999. In connection with the loan, the Company issued to the shareholder warrants for the purchase of 110,000 shares of the Company's common stock at a price of $5.00 per share. The warrants are exercisable between September 1998 and September 2007.

   In October 1997, the Company was unable to continue making principal payments on the shareholder note discussed above and certain of its lease obligations. The Company is currently in default on the shareholder loan and two leases, including the $4,500,000 lease financing of the P-1000 line. The Company is currently pursuing additional financing and is negotiating with its creditors to cure these defaults or otherwise restructure these obligations. Should these negotiations prove unsuccessful, the Company could be liable for additional interest and penalties. Such additional amounts may be material to the results of operations and financial condition of the Company.

   On or about June 20, 1997, the third party with whom the Company is disputing the cancellation of a contract to build power supplies brought an action against the Company in Dakota County District Court. In the fourth quarter of 1997, this third party increased its demand for damages from $240,000 to $1,300,000. The Company has denied liability and demanded the return of all monies paid to the third party by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

   In November 1997, the shareholder lawsuit was amended to make similar allegations with respect to the disclosures made by the Company in October 1997. The Company has moved the court for an order to dismiss the action; however, it is not possible at this time to determine what impact, if any, this matter may have on the Company's financial position or results of operations.

   In the fourth quarter of 1997, the Company was informed by the SEC that they have expanded their investigation to include certain accounting and financial reporting irregularities prior to 1996 which the Company announced in October 1997.

   In December 1997, the Company obtained an $833,000 transaction-specific export working capital line of credit.

   The Company and WABO finalized a negotiated settlement in January 1998 subject to a final approval by the Chinese arbitration board. Under the terms of the settlement, the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,435 for amounts due to WABO. The balance of $689,565, will be recorded in the quarter ended September 30, 1997.

   In January 1998, a shareholder agreed to extend the due date on a $200,000 convertible note to January 1999.

                               PHOTRAN CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)

9. NEW ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company's EPS determined in accordance with SFAS No. 128 will not be materially different than the current disclosure under Accounting Principles Board
   (APB) Opinion No. 15, EARNINGS PER SHARE.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB/A CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE TIMELY COMPLETION, TESTING, ACCEPTANCE AND SHIPMENT OF EQUIPMENT MANUFACTURED FOR SALE, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF PENDING AND THREATENED LITIGATION AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB/A. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS," AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

Management's discussion and analysis has been revised to reflect the impact of the restatement of the financial statements discussed in Item 1 above.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See further discussion at "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

REVENUES

   For the quarter ended March 31, 1997, net sales decreased to $567,951 from $677,459 for the quarter ended March 31, 1996. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The decrease in revenue is due to a combination of a general market price reduction for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. The market price reductions and change in sheet size had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the quarter ended March 31, 1996 to the quarter ended March 31, 1997. In addition, during the first quarter of 1997, the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue has been reduced accordingly. The decreases in per unit revenue were partially offset by an increase in the number of units produced of approximately 32%.

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

GROSS PROFIT (LOSS)

   Gross loss was $349,781 for the quarter ended March 31, 1997, compared to gross profit of $251,752 for the quarter ended March 31, 1996. The gross loss was primarily due to the shift to a smaller sheet size by the Company's largest customer, the supplying of raw glass by the Company's largest customer (rather than purchasing it from the Company), and market and unit price decreases discussed above. Target material expense increased by $100,000 during the first quarter of 1997 because in the first quarter of 1996 the Company developed a process to reuse spent target materials which had been expensed in 1995 thereby reducing target material expense during the first quarter of 1996. In addition, depreciation expense increased under the units of production method due to an increase in units produced over 1996 levels and an increase in the capitalized cost basis of the Company's production equipment. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

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

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses increased to $276,618 for the quarter ended March 31, 1997 from $164,479 for the quarter ended March 31, 1996. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The increase is primarily a result of increased staffing. Professional fees also increased in the first quarter of 1997 due to a special investigation of certain accounting and financial reporting irregularities related to interim periods in 1996 and legal fees related to a dispute with the Company's Chinese joint venture partner. Additional professional fees will be incurred in 1997 and 1998 in connection with these matters as well as certain litigation described in Part II, Item 1. Legal Proceedings, and such fees may be material to the Company's future results of operations.

SELLING AND MARKETING EXPENSES

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

OTHER NONRECURRING CHARGES

   In the fourth quarter of 1996, the Company's China joint venture partner notified the Company of its intention to cancel the joint venture agreement and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was deemed to be impaired and additional costs of $110,788 relating to this equipment that were incurred during the quarter ended March 31, 1997 were written off.

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

NET INTEREST EXPENSE

   For the quarter ended March 31, 1997, the Company had net interest income of $5,723 compared to interest expense of $165,831 for the quarter ended March 31, 1996. The Company retired substantially all of its outstanding debt in June 1996 after its initial public offering.

NET LOSS

   The net loss of $1,123,678 for the quarter ended March 31, 1997 compares to a net loss of $235,380 for the quarter ended March 31, 1996. The increase was primarily due to the nonrecurring charges and the decrease in the revenues discussed above.

NET OPERATING LOSS CARRYFORWARDS

   In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a change in ownership of greater than 50% of the Company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss ("NOL") carryforwards which accrued during the tax periods prior to the change in ownership. As of December 31, 1996, the Company had an NOL carryforward of approximately $7.6 million, which expires in 2006 through 2010. Due to certain ownership changes which occurred during the year ended December 31, 1993, NOL carryforwards of $700,000 incurred through February 1993, which can be utilized by the Company on an annual basis, are limited to approximately $50,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change.
Utilization of the approximately $6.9 million of NOL carryforwards incurred after February 1993 is not limited under Section 382 of the Code. However, the Company's ability to use its NOL carryforwards may be further limited by subsequent issuances of common stock.

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

   The equipment was originally scheduled to be shipped by November 6, 1995. The project was delayed for several months. The project schedule was subsequently extended by mutual agreement between the parties. Further delays prevented the Company from meeting the extended shipment date, which triggered certain penalty clauses in the agreement.

   During the quarter ended December 31, 1996, the Company was informed by WABO of their intention to dissolve the joint venture agreement.

   The Company will keep the glass coating system, and plans to modify and
install the equipment for its own use.   In April 1997, the Company received
notice that arbitration proceedings have been commenced against it by WABO, claiming damages of or reimbursement of approximately $4.4 million plus legal fees. The Company and WABO finalized a negotiated settlement in January 1998 subject to final approval by the Chinese arbitration board. Under the terms of this settlement the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,435 for amounts due to WABO. The balance of $689,565 will be recorded in the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $1,619,827 and net accounts receivable of $573,365. At the date of the original filing of the quarterly report, the Company believed that its existing sources of liquidity and anticipated funds from operations, including collections on equipment sales, would satisfy the Company's projected working capital and capital expenditure requirements for 1997. Management is, however, also investigating the possibility of obtaining working capital financing, although there can be no assurance that such financing will be available, or be available on terms acceptable to the Company.

   The net cash used in operating activities for quarters ended March 31, 1997 and 1996 was $1,812,211 and $122,768, respectively. This change was due principally to the net loss for the period which was partially offset by non-cash charges for depreciation and asset impairment losses. Expenditures for equipment held for sale were $545,722 for the three months ended March 31, 1997, compared to $926,789 for the quarter ended March 31, 1996.

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

   Cash flows from financing activities of $4,446,175 for quarter ended March 31, 1997 consisted primarily of $4,500,000 in proceeds from the Company's sale-leaseback for the coating equipment in construction-in-progress that was originally intended to be sold to Fortune. Under the terms of the agreement, which was treated as a financing transaction, the Company received proceeds of $4,500,000 of which $2,250,000 is restricted and $2,250,000 is available to the Company.

   In October 1997, the Company was unable to continue making principal payments on the shareholder note discussed above and certain of its lease obligations.
As a result, the Company is in default on the shareholder loan and two leases, including the $4,500,000 lease financing of the P-1000 line. The
Company is pursuing additional financing and is negotiating with its creditors to cure these defaults or otherwise restructure these obligations. Should these negotiations prove unsuccessful, the Company could be liable for additional interest and penalties. Such additional amounts may be material to the results of operations and financial condition of the Company.

   While the Company had previously believed that its existing sources of liquidity and anticipated funds from operations, including proceeds from the sale of equipment discussed above, would satisfy its working capital and capital expansion needs for 1997, it was subsequently forced to seek additional financing. During the third and fourth quarters of 1997, the Company received a total of $1,100,000 as a loan from a shareholder, and an $833,000 transaction-specific working capital export line of credit which management believes will satisfy the Company's projected working capital requirements for 1997. The Company will require additional debt or equity financing in 1998. Management is pursuing the possibility of obtaining such additional financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

OUTLOOK

   In March 1997, David E. Stevenson, the Company's president and founder, resigned as an officer and director. The Company has assembled an executive committee comprised of its new President, a Vice President for Finance and Administration, a Vice President for Manufacturing, and a Vice President for Technology. The Company's short-term focus is on increasing revenues, decreasing expenses, increasing production capacity, and improving manufacturing capabilities. The executive committee, together with the Board of Directors, is currently developing a strategic plan to ensure the Company's future profitability. The new management team, together with the Company's Board of Directors, has taken several steps to refocus the Company's efforts. The Company has terminated several engineering projects that did not directly relate to the installation of additional coating equipment at the Company's facilities. In an effort to focus all of the Company's personnel on manufacturing activities and the development and refinement of core deposition technologies, in March 1997 the Company also laid off 21 employees, and reassigned several others. In addition, the restructuring of manufacturing shifts and process modifications made to the Company's manufacturing line have resulted in a significant increase in production output.

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

   Based on the actions described above and the subsequent financings discussed above, the Company believes that its existing sources of liquidity and anticipated funds generated by operations will satisfy the Company's working capital and capital expenditure requirements for 1997. The Company will require additional debt or equity financing in 1998. Management is pursuing the possibility of obtaining such additional financing, although there can be no assurance that such additional capital will be available or be available on terms acceptable to the Company.

   New product introductions will depend on the success of the Company's development efforts and on the results of management's analysis of market opportunities and capital expenditure requirements. The Company's ability to increase revenues is highly dependent on its ability to complete the installation of additional coating equipment. The capital expenditures related to such installation are expected to be available from internally generated funds, including proceeds from the sale of ITO coating equipment to the Company's principal customer (see "Results of Operations - Revenues"). If the Company is unable to finalize the contract amendments currently under discussion with that customer, it intends to keep the equipment for its own use; the loss of equipment sale revenue associated with this transaction, together with a refund of the customer's down payment of $500,000, however, would force the Company to slow the process of installing additional equipment significantly, and possibly force it to seek external capital to fund necessary capital expenditures. Barring any unforeseen adverse external developments, however, management believes that the Company's new plan, which will build on the Company's asset base and technology position, will provide for the growth in revenues and earnings necessary for the long term financial health of the Company.

   Subsequent to the original filing date of the quarterly report, the Company reached an agreement with the customer for whom it had been building a coating line whereby the Company would keep the coating line. As a result, the Company will not collect the remainder of the sale price, and will refund the $500,000 down payment received from the customer.

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

NEW ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company's EPS determined in accordance with SFAS No. 128 will not be materially different than the current disclosure under Accounting Principles Board (APB) Opinion No. 15, EARNINGS PER SHARE.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 1996, the Company was informed by WABO of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. The Company and WABO finalized a negotiated settlement in January 1998 subject to approval by the Chinese arbitration board. Under the terms of this settlement the Company will pay WABO $1.5 million is cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,435 for amounts due to WABO. The balance of $689,565 will be recorded in the quarter ended September 30, 1997.

   In connection with the coating equipment that the Company was building for sale to Fortune, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. On or about June 20, 1997, the third party brought an action against the Company in Dakota County District Court. The demand was subsequently increased to $1.3 million during the fourth quarter of 1997. The Company has denied liability and demanded that the third-party refund all moneys paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will be ultimately paid.

   The Securities and Exchange Commission (SEC) has informed the Company that it is conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March and October 1997 relating to fiscal 1996 and prior periods. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

   In May of 1997, the Company was served with two separate lawsuits filed in the United States District Court for the District of Minnesota by two shareholders who purport to act on their own behalf and on behalf of a class consisting of individuals and entities who purchased the Company's stock in its initial public offering, and in the secondary market up to and including March 24, 1997. This complaint alleges that the registration statement and prospectus for the Company's offering dated May 29, 1996 as well as quarterly reports filed with the Securities and Exchange Commission during 1996, contained false and misleading information, including the reported financial results. Plaintiffs seek to have the action certified as a class action on behalf of certain purchasers of the Company's stock from May 29, 1996 through March 24, 1997, and seek damages, costs, expenses and reasonable attorneys' fees. The Company denies that the plaintiffs are entitled to any relief. In November 1997, the shareholder lawsuit was amended to make similar allegations regarding the disclosures made by the Company in October 1997. The Company has moved the court for an order to dismiss the action; however, it is not possible at this time to determine what impact, if any, this matter may have on the Company's financial position or results of operations.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   In October of 1997, the Company became unable to make principal and interest payments on the shareholder loan obtained in the third quarter of 1997. The Company is currently in default on this note in the amount of approximately $220,000 in principal and interest payments, but was not in default as of the date of the original filing of this report.

   Also in October 1997, the Company was unable to continue making payments on the $4,500,000 lease financing transaction entered into in the first quarter of 1997. The Company is currently in default on this obligation in the amount of approximately $400,000.

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


                                    /s/ Paul T. Fink
Dated January 30, 1998          -------------------------
                                    Paul T. Fink,
                                    President, Chief Executive Officer



                                    /s/ Judith E. Tucker
Dated January 30, 1998          -------------------------
                                    Judith E. Tucker,
                                    Vice President for Finance and
                                    Administration, Chief Financial Officer

                                  EXHIBIT INDEX

       EXHIBIT                                              PAGE
       NUMBER                                              NUMBER

       27   Financial Data Schedule