Form 10QSB/A
period 1997-06-30
PHOTRAN CORP
filed 1998-01-30
CIK 894906

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

Yes   X      No
    -----       -----.

The number of the registrant's common shares outstanding as of August 15, 1997 was 5,154,392

     Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----.

                              PHOTRAN CORPORATION

                                 FORM 10-QSB/A

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            Balance Sheets                                              2

            Statements of Operations                                    3

            Statements of Cash Flows                                    4

            Notes to Financial Statements                               5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                            14

Item 3.   Defaults Upon Senior Securities                              14

Item 6.   Exhibits and Reports on Form 8-K                             15

Signatures                                                             15

Exhibit Index                                                          16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              PHOTRAN CORPORATION
                          BALANCE SHEETS (UNAUDITED)

                                                  JUNE 30,
                                                    1997
                                                (AS RESTATED     DECEMBER 31,
                                                 SEE NOTE 6)         1996
                                                ------------     ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                    $    374,644      $ 2,038,955
   Accounts receivable                               427,439          544,340
   Inventory                                         495,646          754,572
   Equipment held for sale                                            907,812
   Prepaid expenses                                  148,395          109,540
                                                ------------      -----------
        Total current assets                       1,446,124        4,355,219

PROPERTY AND EQUIPMENT, net                       17,687,716       14,927,174

MARKETABLE SECURITIES, restricted                  2,250,000
                                                ------------      -----------
                                                $ 21,383,840      $19,282,393
                                                ------------      -----------
                                                ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt,
      notes payable, and capital lease
      obligations                               $    833,085      $    51,592
   Accounts payable                                  724,361          663,411
   Accrued expenses                                  446,631          758,915
   Customer advances                               2,260,420        2,260,420
                                                ------------      -----------
      Total current liabilities                    4,264,497        3,734,338

LONG TERM DEBT                                     3,803,433          327,813

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
   Undesignated stock, no par value,
      6,000,000 shares authorized, no shares
      issued
   Common stock, no par value, 24,000,000 shares
      authorized, 5,156,392 and 5,154,392 shares
      issued and outstanding, respectively        24,626,551       24,622,551
   Accumulated deficit                           (11,310,641)      (9,402,309)
                                                ------------      -----------
      Total shareholders' equity                  13,315,910       15,220,242
                                                ------------      -----------
                                                $ 21,383,840      $19,282,393
                                                ------------      -----------
                                                ------------      -----------

                      See notes to financial statements.

                              PHOTRAN CORPORATION
                     STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three months ended               Six months ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 1997            1996            1997            1996
                                             (AS RESTATED    (AS RESTATED    (AS RESTATED    (AS RESTATED
                                              SEE NOTE 6)     SEE NOTE 6)     SEE NOTE 6)     SEE NOTE 6)
                                             ------------    ------------    ------------    ------------

REVENUES                                      $  867,908      $  803,567     $ 1,435,859      $1,481,026
COST OF SALES                                  1,084,710         738,609       2,002,442       1,164,316
                                              ----------      ----------     -----------      ----------
     Gross profit (loss)                        (216,802)         64,958        (566,583)        316,710

OPERATING EXPENSES:
   Process and product development                54,445          86,002         202,170         170,660
   General and administrative                    492,403         149,525         769,021         314,004
   Selling and marketing                          89,921         101,567         246,488         173,731
   Other nonrecurring charges (note 8)                                           198,710
                                              ----------      ----------     -----------      ----------
       Total operating expenses                  636,769         337,094       1,416,389         658,395
                                              ----------      ----------     -----------      ----------
LOSS FROM OPERATIONS                            (853,571)       (272,136)     (1,982,972)       (341,685)

INTEREST (INCOME) EXPENSE, net                   (47,609)         79,593         (53,332)        245,424
OTHER (INCOME) EXPENSE, net                      (21,308)                        (21,308)
                                              ----------      ----------     -----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM                  (784,654)       (351,729)    $(1,908,332)       (587,109)

EXTRAORDINARY ITEM - loss on debt
      extinguishment                                              71,990                          71,990
                                              ----------      ----------     -----------      ----------
NET LOSS                                      $ (784,654)     $ (423,719)    $(1,908,332)     $ (659,099)
                                              ----------      ----------     -----------      ----------
                                              ----------      ----------     -----------      ----------
NET LOSS PER COMMON SHARE
   Loss before extraordinary item             $    (0.15)     $    (0.09)    $     (0.37)     $    (0.18)
   Extraordinary item                                              (0.02)                          (0.02)
                                              ----------      ----------     -----------      ----------
                                              $    (0.15)     $    (0.11)    $     (0.37)     $    (0.20)
                                              ----------      ----------     -----------      ----------
                                              ----------      ----------     -----------      ----------
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                   5,156,392       3,689,268       5,156,092       3,352,620
                                              ----------      ----------     -----------      ----------
                                              ----------      ----------     -----------      ----------


                           See notes to financial statements.

                              PHOTRAN CORPORATION
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Six Months Ended
                                                           June 30,
                                                 ----------------------------
                                                     1997            1996
                                                 (AS RESTATED    (AS RESTATED
                                                  SEE NOTE 6)     SEE NOTE 6)
                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss before extraordinary item                $(1,908,332)    $  (587,109)
   Adjustments to reconcile loss before
     extraordinary item to cash used in
     operating activities:
        Depreciation and amortization -
          property and equipment                     409,927         190,293
        Interest expense associated with
          amortization of deferred financing
          costs                                                      120,000
   Changes in current assets and liabilities
     that provided (used) cash:
      Accounts receivable                            116,901         113,692
      Inventory                                      258,926        (116,332)
      Equipment held for sale                                     (1,817,973)
      Prepaid expenses                               (38,855)        (79,601)
      Accounts payable                                60,950        (317,059)
      Accrued expenses                              (312,284)       (116,571)
      Customer advances                                              500,000
                                                 -----------     -----------
         Cash used in operating activities        (1,412,767)     (2,110,660)

CASH FLOWS FROM INVESTING ACTIVITIES
   Property additions                             (2,262,657)     (2,397,419)
   Purchases of marketable securities             (2,250,000)
                                                 -----------     -----------
         Cash used in investing activities        (4,512,657)     (2,397,419)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable and
     long-term debt                                4,500,000
   Payments of notes payable and
     long-term debt                                 (242,887)     (7,546,485)
   Common stock issued                                 4,000      18,595,721
                                                 -----------     -----------
         Cash provided by financing activities     4,261,113      11,049,236
                                                 -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (1,664,311)      6,541,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,038,955       1,532,361
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   374,644     $ 8,073,518
                                                 -----------     -----------
                                                 -----------     -----------

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

     As discussed in Note 6, the accompanying financial statements have been restated. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, filed with the Securities and Exchange Commission (SEC) as part of the Company's Annual Report on Form 10-KSB/A.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $374,644 and net accounts receivable of $427,439. The Company will require additional debt or equity financing in 1997. Management is pursuing the possibility of obtaining such additional capital expansion financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company. (See Note 7 for subsequent financings obtained and the related defaults thereon.)

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

                              PHOTRAN CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)


     future glass purchases by the customer. The cost of this equipment has been reclassified to property and equipment as of June 30, 1997.


5.   COMMITMENTS AND CONTINGENCIES

     During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company Limited (WABO), of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. See Note 7 for subsequent resolution of this matter.

     In connection with the coating equipment that the Company was building for sale to the joint venture company, known as the Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. Due to various defects in the contract as well as the third party's failure to perform its obligations, the Company has rescinded the contract and demanded that the third party refund all monies paid to it by the Company. On or about June 20, 1997, the third party brought an action against the Company in Duluth County District Court. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid. (See Note 7 for subsequent developments.)

     The Securities and Exchange Commission (SEC) has informed the Company that it is conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations. (See Note 7 for subsequent developments.)

     In May of 1997, the Company was served with two separate lawsuits against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs in these actions are seeking class certification.

     Both suits were filed in the United States District Court for the District of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The Company has not yet formally responded to this lawsuit, and it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations. (See
     Note 7 for subsequent developments.)

                              PHOTRAN CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)


6.   RESTATEMENT

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

     The Company's financial statements for all affected periods have been restated to reflect adjustments for these items. The effects of these adjustments on the financial statements for the three and six month periods ended June 30, 1997 and 1996 and as of June 30, 1997 are as follows:

     STATEMENT OF OPERATIONS DATA:


                                     3 MONTHS ENDED JUNE 30,             6 MONTHS ENDED
                                              1997                        JUNE 30, 1997
                                    ---------------------------------------------------------
                                        As                             As
                                    previously         As          previously          As
                                     reported       restated        reported        restated
                                     --------       --------        --------        --------
     Revenues                       $  867,908     $  867,908     $ 1,391,777     $ 1,435,859
     Cost of sales                   1,092,506      1,084,710       2,015,578       2,002,442
     Gross loss                       (224,598)      (216,802)       (623,801)       (566,583)
     Loss from operations             (861,367)      (853,571)     (2,040,190)     (1,982,972)
     Net loss                         (792,450)      (784,654)     (1,965,550)     (1,908,332)
     Net loss per share                  (0.15)         (0.15)          (0.38)          (0.37)



                                     3 MONTHS ENDED JUNE 30,             6 MONTHS ENDED
                                              1996                        JUNE 30, 1996
                                    ---------------------------------------------------------
                                        As                             As
                                    previously         As          previously          As
                                     reported       restated        reported        restated
                                     --------       --------        --------        --------
     Revenues                       $ 785,648      $ 803,567       $1,463,106      $1,481,026
     Cost of sales                    741,619        738,609        1,198,911       1,164,316
     Gross profit                      44,029         64,958          264,195         316,710
     Loss from operations            (293,065)      (272,136)        (365,624)       (341,685)
     Interest expense, net             58,600         79,593          203,438         245,424
     Loss before extraordinary
      item                           (351,665)      (351,729)        (569,062)       (587,109)
     Net loss                        (423,655)      (423,719)        (641,052)       (659,099)
     Loss per common share before
      extraordinary item                (0.09)         (0.09)           (0.17)          (0.18)
     Net loss per share                 (0.11)         (0.11)           (0.19)          (0.20)


                              PHOTRAN CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)


     BALANCE SHEET DATA:


                                            AS OF JUNE 30, 1997
                                       -----------------------------
                                            As
                                        previously           As
                                         reported         restated
                                         --------         --------
     Accounts receivable               $    445,517     $    427,439
     Equipment held for sale
     Property & equipment, net           18,833,331       17,687,716

     Common stock                        25,163,921       24,626,551
     Accumulated deficit                (10,684,318)     (11,310,641)



7.   SUBSEQUENT EVENTS

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

     In September and October 1997, the Company entered into a loan agreement with a shareholder, whereby the shareholder loaned the Company a total of $1.1 million. The loan bears interest at 3.5% over the reference rate, as defined, and is payable in monthly installments through September 1999. In connection with the loan, the Company issued to the shareholder warrants for the purchase of 110,000 shares of the Company's common stock at a price of $5.00 per share. The warrants are exercisable between September 1998 and September 2007.

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

     In the fourth quarter of 1997, the third party with whom the Company is disputing the cancellation of a contract to build power supplies increased its demand for damages from $240,000 to $1,300,000. The Company has denied liability and demanded the return of all monies paid to the third party by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

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

8.   OTHER NONRECURRING CHARGES

     In the fourth quarther of 1996, the company's China joint venture partner notified the Company of its intention to cancel the joint venture agreement and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was deemed to be impaired and costs of $110,788 relating to this equipment that were incurred during the quarter ended March 31, 1997 were written off.

     In addition, the Company determined that as a result of refocusing its operations, a facility it had been leasing was no longer necessary. Leasehold improvements of $34,270 were written off in connection with the termination of the lease agreement. Equipment which was determined to have no future value to the Company at March 31, 1997 has been written down to its fair value resulting in an impairment charge of $53,652.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB/A CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE TIMELY COMPLETION, TESTING, ACCEPTANCE AND SHIPMENT OF EQUIPMENT MANUFACTURED FOR SALE, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF PENDING AND THREATENED LITIGATION AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB/A. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS", AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

Managements' discussion and analysis has been revised to reflect the impact of the restatement of financial statements discussed in Item 1 above.

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

RESULTS OF OPERATIONS

REVENUES

     For the quarter ended June 30, 1997 net revenues increased to $ 867,908 from $ 803,568 for the quarter ended June 30, 1996. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The increase in revenue is due primarily to strong market demand for the Company's TN grade ITO coated glass and increased production on the Company's P-1 production line. Total production for the quarter ended June 30, 1997 increased approximately 280 % over the quarter ended June 30, 1996. Revenue increases were not proportional to the increase in production, however, due to a reduction in the general market price for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. The market price reductions and change in sheet size had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the quarter ended June 30, 1996 to the quarter ended June 30, 1997. In addition, during the first quarter of 1997, the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue has been reduced accordingly.

     For the six months ended June 30, 1997 net revenues decreased to $1,435,859 from $1,481,026 for the six months ended June 30, 1996. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The decrease in revenue is due to a combination of a general market price reduction for TN grade ITO coated glass and a change by the Company's principal customer to a smaller sheet size. The market price reductions and change in sheet size had the combined effect of reducing the unit price of the Company's TN grade ITO coated glass by approximately 50% from the six months ended June 30, 1996 to the six months ended June 30, 1997. In addition, during the first quarter of 1997, the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue has been reduced accordingly. The decreases in per unit revenue were partially offset by an increase in the number of units produced of approximately 120 % during the six months ended June 30, 1997.

     The Company expects the market price for TN grade ITO coated glass will begin to recover in the second half of 1997. The Company is also pursuing sales of larger size glass sheets that will provide increased revenue per unit for substantially the same coating cost per unit. The Company also expects to continue to expand its productive capacity in 1997 with the addition of one thin film coating line. Based on recent discussions with its Asian selling agents and current customers, management anticipates significant growth in revenue from the sale of ITO coated glass in the remainder of 1997 following the addition of productive capacity. During the third quarter, the Company has negotiated a 17% per unit price increase with its principal customer. During the fourth quarter, the Company negotiated a 50% price increase with this customer.

     The Company's largest customer accounted for 85% and 65% of the Company's revenue for the quarters ended June 30, 1997 and 1996, respectively. Based on recent discussions with this customer, management currently expects the customer's purchases of ITO coated glass in future periods to increase in comparison to historical levels as the Company increases its production capacity, although no long-term purchase commitments exist.

GROSS PROFIT (LOSS)

     Gross loss was $ 216,802 for the quarter ended June 30, 1997, compared to gross profit of $ 64,958 for the quarter ended June 30, 1996. The gross loss was due to a combination of factors, including the shift to a smaller sheet size by the Company's largest customer, loss of margin on glass substrates which are now being supplied by the customer, and the market and unit price decreases discussed above. Target material expense increased by approximately $ 80,000 because the Company was using reprocessed scrap material in the second quarter of 1996 which had previously been devalued as it was believed to be worthless. Depreciation expense increased by $53,000 due to a change in estimate used in computing depreciation. In addition, the Company incurred approximately $120,000 in manufacturing overhead for facilities which were not included in cost of sales in 1996. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

     Gross loss was $ 566,583 for the six months ended June 30, 1997, compared to gross profit of $316,710 for the six months ended June 30, 1996. The gross loss was due to a combination of factors, including the shift to a smaller sheet size by the Company's largest customer, loss of margin on glass substrates which are now being supplied by the customer, and the market and unit price decreases discussed above. Target material expense increased by approximately $ 180,000 because the Company was using reprocessed scrap material in the first and second quarters of 1996. Depreciation expense increased by $87,000 due to a change in estimate used in computing depreciation which the Company adopted in the fourth quarter of 1996. In addition, the Company incurred approximately $200,000 in manufacturing overhead for facilities which were not included in cost of sales in 1996. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

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

     Process and product development expenses increased to $ 202,170 for the six months ended June 30, 1997 from $ 170,660 for the six months ended June 30, 1996. The increase was due primarily to costs of projects that did not relate to the Company's core technology or markets and were discontinued at the end of the first quarter of 1997.

     The Company expects that product and process development expenditures for new product research and improvements in its core deposition technology will continue at approximately their current level during the second half of 1997.

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

     General and administrative expenses increased to $ 769,021 for the six months ended June 30, 1997 from $ 314,004 for the six months ended June 30, 1996. The increase is primarily a result of professional fees incurred in connection with an internal investigation of certain financial and accounting irregularities, the restatement of the Company's quarterly financial results for 1996 and the shareholder lawsuits that were filed as a result, as well as the legal fees related to a dispute with the Company's Chinese joint venture partner.

     Additional professional fees will be incurred in 1997 and 1998 connection with these matters as well as certain litigation described in
Part II, Item 1. Legal Proceedings, and it is possible that such fees could be material.

SELLING AND MARKETING

     Selling and marketing expenses decreased to $89,921 for the quarter ended June 30, 1997 from $101,567 for the quarter ended June 30, 1996. These expenses consisted principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs.
The decrease is due to reduction of sales and customer support staff and decreases in trade show costs, partially offset by increases in sales commissions paid to independent sales representatives on sales to new customers.

    Selling and marketing expenses increased to $ 246,488 for the six months ended June 30, 1997 from $173,731 for the six months ended June 30, 1996.
The increase is due primarily to the addition of sales and customer support staff and increases in trade show, travel and freight costs for the quarter ended March 31, 1997, some of which were curtailed during the second quarter.

OTHER NONRECURRING CHARGES

In the fourth quarter of 1996, the Company's China joint venture partner notified the Company of its intention to cancel the joint venture agreement and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was written off, resulting in additional charges to the quarter ended March 31, 1997 of $110,788.

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

NET INTEREST EXPENSE

     For the quarter ended June 30, 1997, the Company had net interest income of $47,609 compared to net interest expense of $79,593 for the quarter ended June 30, 1996. The change was due to the earnings from the investment of half of the proceeds from the lease financing on the P-1000 line in the first quarter of 1997. In addition, the Company retired substantially all of its outstanding debt in June 1996 after its initial public offering.

     For the six months ended June 30, 1997, the Company had net interest income of $53,332 compared to net interest expense of $245,424 for the six months ended June 30, 1996. The change was due to the earnings from the investment of half of the proceeds from the lease financing on the P-1000 line in the first quarter of 1997. In addition, the Company retired substantially all of its outstanding debt in June 1996 after its initial public offering.

NET INCOME (LOSS)

     The net loss of $784,654 for the quarter ended June 30, 1997 compares to a net loss of $423,719 for the quarter ended June 30, 1996. The increase was primarily due to the increased professional fees and the decrease in the unit revenues discussed above.

     The net loss of $1,908,332 for the six months ended June 30, 1997 compares to a net loss of $659,099 for the six months ended June 30, 1996. The increase was primarily due to the increased professional fees, the non-recurring charges and the decrease in the unit revenues discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $ 374,644 and net accounts receivable of $427,439. At the date of the original filing of the quarterly report, the Company believed that its existing sources of liquidity and anticipated funds from operations and a pending $1 million private debt placement would satisfy the Company' projected working capital and capital expenditure requirements for 1997. The Company has reached an agreement in principle with the chairman of the board of directors to loan the Company $1 million. Management is, however, also investigating the possibility of obtaining working capital financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

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

     In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 in 1996 which is recorded as a customer advance at June 30, 1997. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. During the second quarter of 1997, the Company reached an agreement with the customer whereby the Company will keep the equipment and refund the deposit previously received via credits against future glass purchases.

     Cash used in investing activities was $ 4,512,657 for the six months ended June 30, 1997 compared to $ 2,397,419 for the six months ended June 30, 1996. In both periods this cash was used for the purchase of equipment and leasehold improvements. This increase in 1997 was due to the purchase of $2,250,000 in restricted investments resulting from the Company's $4,500,000 sale-leaseback of the coating equipment that was originally intended to be sold to Fortune. These investments are required to be retained by the Company for the term of the lease. Thus these funds are not available for use by the Company.

     Cash flows from financing activities of $ 4,261,113 for six months ended June 30, 1997 consisted primarily of $4,500,000 in proceeds from the Company's sale-leaseback for the coating equipment that was originally intended to be sold to Fortune. Under the terms of the agreement, which is accounted for as a financing transaction, the Company received proceeds of $4,500,000 of which $2,250,000 is restricted and $2,250,000 is available to the Company.

    The Company was subsequently forced to seek additional financing due to delays in placing its second coating line into production. During the fourth quarter of 1997, the Company obtained an $833,000 transaction-specific working capital export line of credit which management believes will satisfy the Company's projected working capital requirements for 1997. The Company will require additional debt or equity financing in 1998 to fund the WABO settlement and complete its capital expansion plans, as well as to cure its defaults on certain notes payable and leases. Management is pursuing the possibility of obtaining such additional financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

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

     In connection with the coating equipment that the Company was building for sale to Fortune, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. On or about June 20, 1997, the third party brought an action against the Company in Dakota County District Court. The demand for damages was subsequently increased to $1.3 million during the fourth quarter of 1997. The Company has denied liability and demanded that the third-party refund all monies paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will be ultimately paid.

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

     In May 1997 the Company was served with two separate lawsuits against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs in these actions are seeking class certification. Both suits were filed in the United States District Court for the district of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. In November 1997, the shareholder lawsuit was amended to make similar allegations with respect to certain disclosures made by the Company in October 1997. The Company has moved the court for an order to dismiss the action; however, it is not possible at this time to determine what impact, if any, this matter may have on the Company's financial position or results of operations.

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

    Also in October 1997, the Company was unable to continue making payments on the $4,500,000 lease financing transaction entered into in the first quarter of 1997. The Company is currently in default on this obligation in the amount of approximately $400,000.
                                       14

ITEM 6.

a.  Exhibits

    27.  Financial Data Schedule

b.  Reports on Form 8-K

    None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: January 30, 1998                  /s/ Paul T. Fink
                                         ---------------------------------------
                                         Paul T. Fink, President
                                         Chief Executive Officer, Treasurer,
                                         Secretary and Director


                                         /s/ Judith E. Tucker
                                         ---------------------------------------
                                         Judith E. Tucker,
                                         Vice President for Finance and
                                         Administration, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                                              PAGE
NUMBER                                              NUMBER

  27         Financial Data Schedule