Form 10QSB
period 1997-09-30
PHOTRAN CORP
filed 1998-01-30
CIK 894906

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1997

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

Yes        X          No             .
   ---------------      -------------



The number of the registrant's common shares outstanding as of
               November 15, 1997 was 5,208,142

         Transitional Small Business Disclosure Format (check one):

Yes                 No       X       .
   ---------------    ---------------

                               PHOTRAN CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements

                        Balance Sheets                                        2

                        Statements of Operations                              3

                        Statements of Cash Flows                              4

                        Notes to Financial Statements                         5

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                        14

Item 3.             Defaults Upon Senior Securities                          15

Item 6.             Exhibits and Reports on Form 8-K                         15

Signatures                                                                   15

Exhibit Index                                                                16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               PHOTRAN CORPORATION
                            BALANCE SHEETS (UNAUDITED)

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  1997              1996
                                                                              ---------------   ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $   106,301       $ 2,038,955
   Accounts receivable                                                               371,356           544,340
   Inventory                                                                         546,628           754,572
   Equipment held for sale                                                                             907,812
   Prepaid expense                                                                    10,182           109,540
                                                                              ---------------   ---------------
        Total current assets                                                       1,034,467         4,355,219

PROPERTY AND EQUIPMENT, net                                                       18,378,420        14,927,174

MARKETABLE SECURITIES, restricted                                                  2,250,000
                                                                              ---------------   ---------------
                                                                                 $21,662,887       $19,282,393
                                                                              ---------------   ---------------
                                                                              ---------------   ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt,
      notes payable, and capital lease obligations                               $ 1,301,246       $    51,592
   Accounts payable                                                                  670,987           663,411
   Accrued expenses                                                                  666,386           758,915
   Customer advances                                                               2,108,173         2,260,420
   Arbitration settlement accrual                                                    689,565
                                                                              ---------------   ---------------
      Total current liabilities                                                    5,436,357         3,734,338

LONG TERM DEBT                                                                     4,395,999           327,813

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
   Undesignated stock, no par value,  6,000,000 shares
      authorized, no shares issued
   Common stock, no par value, 24,000,000 shares authorized,
      5,208,142 and 5,154,392 shares issued and outstanding,
      respectively                                                                24,742,051        24,622,551

   Accumulated deficit                                                           (12,911,520)       (9,402,309)
                                                                              ---------------   ---------------
      Total shareholders' equity                                                  11,830,531        15,220,242
                                                                              ---------------   ---------------

                                                                                 $21,662,887       $19,282,393
                                                                              ---------------   ---------------
                                                                              ---------------   ---------------


                      See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Three months ended                    Nine months ended
                                                               September 30,                        September 30,
                                                     ---------------------------------- ---------------------------------------
                                                           1997             1996               1997               1996
                                                                         (As Restated                         (As Restated
                                                                          See Note 7)                           See Note 7)
                                                     --------------------------------------------------------------------------

REVENUES                                                  $  1,135,462     $   758,085        $  2,571,321        $  2,239,111
COST OF SALES                                                1,142,765         852,580           3,145,207           2,016,896
                                                     ---------------------------------- ---------------------------------------

   Gross profit (loss)                                         (7,303)         (94,495)           (573,886)             222,215

OPERATING EXPENSES:
   Process and product development and engineering expense     223,591          91,332             425,761             247,702
   General and administrative                                  614,347         172,725           1,383,368             501,021
   Selling and marketing                                        88,964          83,004             335,452             256,733
   Arbitration settlement expense (note 6)                     689,565                             689,565
   Other nonrecurring charges                                                                      198,710
                                                     ---------------------------------- ---------------------------------------
       Total operating expenses                              1,616,467         347,061           3,032,856          1,005,456
                                                     ---------------------------------- ---------------------------------------

LOSS FROM OPERATIONS                                       (1,623,770)       (441,556)          (3,606,742)           (783,241)

INTEREST (INCOME) EXPENSE, net                                (20,216)        (77,649)             (73,548)             167,775
OTHER (INCOME), net                                            (2,675)                             (23,983)
                                                     ---------------------------------- ---------------------------------------

LOSS BEFORE
     EXTRAORDINARY ITEM                                    (1,600,879)       (363,907)          (3,509,211)           (951,016)

EXTRAORDINARY ITEM -
     loss on extinguishment of debt                                  -               -                    -            (71,990)
                                                     ---------------------------------- ---------------------------------------

NET LOSS                                                  $(1,600,879)     $ (363,907)        $(3,509,211)        $(1,023,006)
                                                     -----------------  ----------------- -----------------  -----------------
                                                     -----------------  ----------------- -----------------  -----------------

NET LOSS PER COMMON SHARE
   Loss before extraordinary item                         $     (0.31)     $    (0.07)        $     (0.68)        $     (0.23)
   Extraordinary item                                                                                                   (0.02)
                                                     -----------------  ----------------- -----------------  -----------------
                                                          $     (0.31)     $     (0.07)       $     (0.68)        $     (0.25)
                                                     -----------------  ----------------- -----------------  -----------------
                                                     -----------------  ----------------- -----------------  -----------------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                 5,167,433        5,262,046          5,159,887           4,015,347
                                                     -----------------  ----------------- -----------------  -----------------
                                                     -----------------  ----------------- -----------------  -----------------



                      See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                        ----------------------------------
                                                                                              1997              1996
                                                                                                           (AS RESTATED
                                                                                                             SEE NOTE 7)
                                                                                        ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Loss before extraordinary item                                                      $(3,509,211)       $   (951,016)
      Adjustments to reconcile loss before extraordinary item to cash used in operating activities:
           Depreciation and amortization - property and
             equipment                                                                        717,186             348,239
           Interest expense associated with amortization of
             deferred financing costs                                                                             120,000
           Non-cash arbitration settlement expense                                            689,565
           Non-cash loss on lease restructuring                                                49,586
           Non-cash consulting expense                                                         12,000
      Changes in current assets and liabilities that provided (used) cash:
           Accounts receivable                                                                 20,737             296,382
           Inventory                                                                          207,944             (51,471)
           Equipment held for sale                                                                             (2,187,311)
           Prepaid expenses                                                                    99,358             (48,930)
           Accounts payable                                                                     7,576            (411,869)
           Accrued expenses                                                                   (92,529)            (55,760)
           Customer advances                                                                                      500,000
                                                                                          -------------------------------
                Cash used in operating activities                                          (1,797,788)         (3,033,786)

CASH FLOWS FROM INVESTING ACTIVITIES
      Property additions                                                                   (3,177,495)         (4,443,656)
      Purchases of  marketable securities                                                  (2,250,000)
                                                                                          -------------------------------
               Cash used in investing activities                                           (5,427,495)         (4,443,656)
                                                                                          -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes payable and long-term debt                                        5,500,000
      Payments of notes payable and long-debt                                                (314,871)         (7,557,308)
      Common stock issued                                                                     107,500          18,500,444
                                                                                          -------------------------------
                  Cash provided by financing activities                                     5,292,629          10,943,136
                                                                                          -------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (1,932,654)          4,057,744

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            2,038,955           1,532,361
                                                                                          -------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   106,301        $  5,590,105
                                                                                          -------------------------------
                                                                                          -------------------------------


                      See notes to financial statements.

                               PHOTRAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission (SEC) as part of the Company's Annual Report on Form 10-KSB/A, as amended.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $106,301 and net accounts receivable of $371,356. During the fourth quarter of 1997, the Company received a $100,000 loan from a shareholder, and an $833,000 transaction-specific working capital export line of credit which management believes will satisfy the Company's projected working capital requirements for 1997. The Company will require additional debt or equity financing in 1998. Management is pursuing the possibility of obtaining such additional financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company. If the Company is unable to secure the necessary financing, it may be required to reduce its current operating level.

2.   INVENTORIES

     Inventories consist of the following:

                                          September 30,      December 31,
                                              1997               1996
                                              ----               ----
     Raw materials and supplies             $546,628           $754,572
                                            --------           --------
                                            --------           --------

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

4.   EQUIPMENT HELD FOR SALE

     In 1996 the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 of which $338,345 and $500,000 is recorded

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

     as a customer advance at September 30, 1997 and December 31, 1996, respectively. During the second quarter of 1997, the Company reached an agreement with the customer whereby the Company will keep the equipment and is refunding the deposit previously received via credits against future glass purchases by the customer. The cost of this equipment was reclassified to property and equipment as of June 30, 1997.

5.   LONG TERM DEBT

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


6.   COMMITMENTS AND CONTINGENCIES

     During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company Limited (WABO), of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. The Company and WABO finalized a negotiated settlement in January 1998 subject to a final approval by the Chinese arbitration board. Under the terms of this settlement the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,435 for amounts due to WABO. The balance of $689,565, has been recorded as an arbitration settlement expense in the quarter ended September 30, 1997.

     In connection with the coating equipment that the Company was building for sale to the joint venture company, known as the Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. On or about June 20, 1997, the third party brought an action against the Company in Dakota County District Court. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $1.3 million in addition to amounts the Company has already paid under the contract. The Company has denied liability and demanded that the third party refund all moneys paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

     The Securities and Exchange Commission (SEC) has informed the Company that it is conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March and October 1997 relating to fiscal 1996 and prior years. The investigation is on-going and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

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

     Both suits were filed in the United States District Court for the District of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. In November 1997, the lawsuit was amended to make similar allegations with respect to the disclosures made by the Company in October 1997. The Company has moved the court for an order to dismiss the action. However, it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

     In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates which are registered in his name which are currently in the possession of the Company. In October 1997 the Company filed a counterclaim alleging that Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Stevenson did not provide adequate consideration for such shares and that therefore they are not properly issued. This suit is in the early stages of discovery and it is not possible to determine what impact, if any, its outcome will have on the financial condition or results of operations of the Company.

7.   RESTATEMENT

     As a result of an investigation which was reopened in October 1997 and was completed in January 1998, the Company has restated previously issued financial statements. The Company determined that previously recorded amounts purportedly received in 1991 and 1992 for certain issuances of common stock to a former officer of the Company were improper. Also in 1991, 1993 and 1995 certain equipment purchases were recorded improperly. In addition, the Company determined that in 1995 revenues were recorded for product sales that did not occur.

     The Company's financial statements for all affected periods have been restated to reflect adjustments for these items. The effects of these adjustments on the financial statements for the three and nine month periods ended September 30, 1996, are as follows:

     STATEMENT OF OPERATIONS DATA:


                                             THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED
                                                           1996                                SEPTEMBER 30, 1996
                                             ----------------------------------        ------------------------------------
                                                   As                                       As
                                               previously           As                  previously            As
                                                reported         restated                reported          restated
                                                --------         --------                --------          --------
     Revenues                                  $    758,085       $    758,085        $     2,221,191        $    2,239,111
     Cost of sales                                  855,589            852,580              2,054,501             2,016,896
     Gross profit                                   (97,504)           (94,495)               166,690               222,215
     Loss from operations                          (444,565)          (441,556)              (810,190)             (783,241)
     Interest (income) expense, net                 (77,649)           (77,649)               125,789               167,775
     Loss before extraordinary item                (366,916)          (363,907)              (935,979)             (951,016)
     Net loss                                      (366,916)          (363,907)            (1,007,969)           (1,023,006)
     Loss per share before extraordinary item         (0.07)             (0.07)                 (0.23)                (0.23)
     Net loss per share                               (0.07)             (0.07)                 (0.25)                (0.25)


8.   SUBSEQUENT EVENTS

     In October 1997, the $1 million shareholder loan was increased by $100,000 and warrants to purchase an additional 10,000 common shares were granted to the shareholder.

     In October 1997, the Company was unable to continue to make principal payments on the shareholder note discussed above and certain of its lease obligations. The Company is currently in default on the shareholder loan and two leases, including the $4,500,000 lease financing of the P-1000 line. The Company is currently pursuing additional financing and is negotiating with its creditors to cure these defaults or otherwise restructure these obligations. Should these negotiations prove unsuccessful, the Company could be liable for additional interest and penalties. Such additional amounts may be material to the results of operations and financial condition of the Company.

     In December 1997, the Company obtained an $833,000 transaction-specific export working capital line of credit.

     In January 1998, a shareholder agreed to extend the due date on a $200,000 convertible note to January 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF PENDING AND THREATENED LITIGATION AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS", AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

REVENUES

     For the quarter ended September 30, 1997 net sales increased to $ 1,135,462 from $ 758,085 for the quarter ended September 30, 1996. Revenues consisted primarily of sales of TN grade ITO coated glass. The increase in revenue is due primarily to strong market demand for the Company's TN grade ITO coated glass and increased production on the Company's P-1 production line. Total production for the quarter ended September 30, 1997 increased 222% over the quarter ended September 30, 1996. Revenue increases were not proportional to the increase in production because of a decrease in the market price for TN grade ITO coated glass and because the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue has been reduced accordingly.

    Revenue from the Company's principal customer accounted for 68% and 71% of the Company's revenues for the quarters ended September 30, 1997 and 1996, respectively.. During the quarter ended September 30, 1997 the Company allocated the increased unit production to new customers for larger substrate sizes which sell for a higher per unit price than product purchased by the principal customer.

    For the nine months ended September 30, 1997 net sales increased to $2,571,321 from $2,239,111 for the nine months ended September 30, 1996. Revenues consisted primarily of sales of TN grade ITO coated glass. The increase in revenue is due primarily to the increase in unit production volume of over 150% when compared to the same period of 1996 and the strong market demand for the Company's TN grade ITO coated glass. The increase in revenue is not proportional to the increase in unit production due to market price reductions and a change in sheet size by the Company's principal customer. In addition, during the first quarter of 1997, the Company's principal customer began supplying the raw glass and paying only for the coating applied by the Company. Glass cost had been approximately 35% of the total unit price. Since the customer is supplying the glass, revenue and cost of sale has been reduced accordingly. These factors had the combined effect of reducing the unit price to the Company's principal customer by approximately 50% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997.

         The Company has been successful in attracting new customers that use larger sizes of glass that will provide increased revenue per unit for substantially the same coating cost per unit. These customers are expected to account for the majority of the Company's future sales of TN grade ITO coated glass. The Company recently began selling product manufactured on its second production line and expects to continue to expand its productive capacity in 1998 with the addition of one thin film coating line. Based on recent discussions with its Asian selling agents and current customers, management anticipates significant growth in revenue from the sale of ITO coated glass in 1998 following the addition of productive capacity. In addition, the Company has recently negotiated a 50% per unit price increase with its principal customer.

GROSS PROFIT (LOSS)

    Gross loss was $ 7,303 for the quarter ended September 30, 1997, compared to gross loss of $94,495 for the quarter ended September 30, 1996. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations. For the quarter ended September 30, 1997 depreciation expense increased by $61,000 due to a change in estimate used in computing depreciation. In addition, the Company incurred significant costs associated with the trial production and testing of its second production line which were included in costs of sales for the quarter. In 1997, the Company also included costs associated with a second facility in cost of sales.

    Gross loss was $ 573,886 for the nine months ended September 30, 1997, compared to gross profit of $ 222,215 for the nine months ended September 30, 1996. The gross loss was due to a combination of factors, including the shift to a smaller sheet size by the Company's largest customer, loss of margin on glass substrates which are now being supplied by the customer, and the market and unit price decreases discussed above. Target material expense increased by approximately $180,000 because the Company was using reprocessed scrap material in the first and second quarters of 1996. Depreciation expense increased by $160,000 due to a change in estimate used in computing depreciation that the Company adopted in the fourth quarter of 1996. In addition, the Company incurred manufacturing overhead for facilities which were not included in cost of sales in 1996 and the significant costs associated with the trial production and testing of its second production line.

    The Company expects that the combination of per unit price increases negotiated with its largest customer, higher margin orders from new customers and increased production from its new production line will provide significant improvements in gross margins in future periods.

PROCESS AND PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

    Process and product development and engineering expenses increased to $223,591 for the quarter ended September 30, 1997 from $91,332 for the quarter ended September 30, 1996. These expenses consisted of personnel costs, consulting, testing, supplies and depreciation expenses as well as indirect costs of building the Company's production equipment, such as rent, utilities, and real estate taxes on non-production facilities. The increase during 1997 is due in part to the fact that some of these expenses were capitalizable as costs of equipment being built for sale in 1996. Now that the Company is keeping such lines for its own use, these costs must be expensed. Also during the third quarter of 1997, the Company restructured an equipment lease as part of its continued refocusing of the Company's operations, resulting in a loss on the lease transaction of $49,586, which has also been recorded as an engineering expense during the quarter.

    Process and product development and engineering expenses increased to $425,761 for the nine months ended September 30, 1997 from $247,702 for the nine months ended September 30, 1996. The increase is due largely to the factors discussed for the quarter ended September 30, 1997.

    The Company expects that product and process development expenditures for new product research and improvements in its core deposition technology will continue at approximately their current level during the fourth quarter of 1997. The indirect costs of the Company's equipment engineering projects is also likely to continue at approximately the same levels through 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $ 614,347 for the quarter ended September 30, 1997 from $ 172,725 for the quarter ended September 30, 1996. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The increase is primarily a result of professional fees incurred in connection with an internal investigation of certain financial and accounting irregularities, the restatement of certain historical financial statements, and the legal fees related to the contingencies discussed below and a dispute with the Company's Chinese joint venture partner.

     General and administrative expenses increased to $ 1,383,368 for the nine months ended September 30, 1997 from $501,021 for the nine months ended September 30, 1996. The increase is primarily a result of professional fees incurred in connection with an investigation of certain financial and accounting irregularities, the restatement of certain historical financial statements, and the legal fees related to the contingencies discussed below and a dispute with the Company's Chinese joint venture partner. Additional professional fees will be incurred in the fourth quarter of 1997 and in 1998 in connection with these matters as well as certain litigation described in
Part II, Item 1. Legal Proceedings, and it is possible that such fees could be material.

SELLING AND MARKETING EXPENSES

    Selling and marketing expenses increased to $88,964 for the quarter ended September 30, 1997 from $83,004 for the quarter ended September 30, 1996. These expenses consisted principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. The costs remained fairly constant because the reduction in sales and customer support staff and decreases in trade show costs was offset by increases in sales commissions paid to independent sales representatives on sales to new customers.

    Selling and marketing expenses increased to $ 335,452 for the nine months ended September 30, 1997 from $256,733 for the nine months ended September 30, 1996. The increase is due primarily to the addition of sales and customer support staff and increases in trade show, travel and freight costs for the quarter ended March 31, 1997 as well as increased sales commissions during 1997. Some of the support staff, travel, and trade show expenses were eliminated during the second and third quarters of 1997.

ARBITRATION SETTLEMENT EXPENSE

    During the third quarter of 1997, the Company determined that it was better able to measure the ultimate liability to the Company's former Chinese joint venture partner, Shenzhen WABO Group Company, Ltd. (WABO), as the Company began discussing a negotiated settlement (see China Joint Venture below). The total liability is now estimated to be $2,425,000, based on the terms of the recent settlement agreement. The excess of $689,565 over amounts previously recorded as a customer advance has been recorded as an arbitration settlement expense in the quarter ended September 30, 1997.

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

NET INTEREST EXPENSE

    For the quarter ended September 30, 1997, the Company had net interest income of $20,216 compared to net interest income of $77,649 for the quarter ended September 30, 1996. The decrease was due primarily to the fact that the Company had invested the excess proceeds of its initial public offering during the third quarter of 1996, whereas the 1997 quarter contains only the earnings from the investment of half of the proceeds from the lease financing on the Company's P-1000 line which was entered into in the first quarter of 1997.

    For the nine months ended September 30, 1997, the Company had net interest income of $73,548 compared to net interest expense of $167,775 for the nine months ended September 30, 1996. The change was due to the earnings from the investment of half of the proceeds from the lease financing on the P-1000 line during 1997, whereas the Company had approximately $8 million in debt outstanding for the first half of 1996 resulting in much higher interest expense charges.

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

    The Company will keep the glass coating system, and plans to modify and install the equipment for its own use. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO, claiming damages of or reimbursement of approximately $4.4 million plus legal fees. The Company and WABO negotiated a settlement in January 1998 subject to final approval by the Chinese arbitration board. Under the terms of this settlement the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,435 for amounts due to WABO. The balance of $689,565 has been recorded as an arbitration settlement expense in the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $ 106,301 and net accounts receivable of $371,356. The Company believes that its existing sources of liquidity and anticipated funds from operations will not be sufficient to fund its operations for the next twelve months. During the fourth quarter of 1997, the Company received an additional of $100,000 as a loan from a shareholder, and an $833,000 transaction-specific working capital export line of credit which management believes will satisfy the Company's projected working capital requirements for 1997. The Company will require additional debt or equity financing in 1998. Management is pursuing the possibility of obtaining such additional financing, although there can be no assurance that such financing will be available or be available on terms acceptable to the Company.

    The net cash used in operating activities for the nine months ended September 30, 1997 and 1996 was $ 1,797,788 and $3,033,786 respectively. This decrease was due principally to the $2,187,311 in expenditures on equipment held for sale in 1996 the expenditures for which are classified as equipment purchases in 1997 as the Company will now keep the machine it was previously holding for sale. This decrease in 1997 is partially offset by a larger loss than in 1996.

    In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which was recorded as a customer advance at December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. During the second quarter of 1997, the Company reached an agreement with the customer whereby the Company will keep the equipment and refund the deposit previously received via credits against future glass purchases. The balance of the liability is $338,345 at September 30, 1997.

    Cash used in investing activities was $ 5,427,495 for the nine months ended September 30, 1997 compared to $4,443,656 for the nine months ended September 30, 1997. In both periods this cash was used for the purchase of equipment and leasehold improvements. The increase in 1997 was due to the purchase of approximately $2.3 million in restricted investments resulting from the Company's first quarter 1997 $4,500,000 sale-leaseback of the coating equipment that was originally intended to be sold to Fortune. These investments are required to be retained by the Company for the term of the lease. Thus these funds are not available for use by the Company.

    Cash flows from financing activities of $ 5,292,629 for nine months ended September 30, 1997 consisted primarily of $4,500,000 in proceeds from the Company's sale-leaseback for the coating equipment that was originally intended to be sold to Fortune, and a $1 million loan from a shareholder. The shareholder loan bears interest at 3.5% over the reference rate, as defined, and is payable in monthly installments through September 1999. In connection with the loan, the Company issued 100,000 warrants to the shareholders for the purchase of common stock at $5.00 per share. The warrants are exercisable between September 1998 and September 2007. Under the terms of the sale-leaseback agreement, which is recorded as a financing transaction, the Company received proceeds of $4,500,000 of which $2,250,000 is restricted and $2,250,000 is available to the Company.

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

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    The Company's future operating results may fluctuate significantly due to factors such as the timing of new product announcements and introductions by the Company, its principal customer and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, inventory obsolescence and asset impairments, competitive pricing pressures, the gain or loss of significant customers, increased product and process development costs associated with new product introductions, the timely completion of construction installation and operation of new manufacturing equipment, results of litigation, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these and other factors may materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's current expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's financial condition and operating results.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        During the quarter ended December 31, 1996, the Company was informed by WABO of its intention to dissolve its joint venture agreement with the Company and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. The Company and WABO finalized a negotiated settlement in January 1998 subject to final approval by the Chinese arbitration board. Under the terms of this settlement the Company will pay WABO $1.5 million in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,435 for amounts due to WABO. The balance of $689,565 has been recorded as an arbitration settlement expense in the quarter ended September 30, 1997.

        In connection with the coating equipment that the Company was building for sale to Fortune, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. On or about June 20, 1997, the third party brought an action against the Company in Dakota County District Court. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $1.3 million in addition to amounts the Company has already paid under the contract. The Company has denied liability and demanded that the third-party refund all moneys paid to it by the Company. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will be ultimately paid.

        The Securities and Exchange Commission (SEC) has informed the Company that it is conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March and October of 1997 relating to fiscal 1996 and prior periods. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

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

        Both suits were filed in the United States District Court for the district of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. In November 1997, the suit was amended to make similar allegations with respect to the disclosures made by the Company in October 1997. The Company has moved the court for an order to dismiss the action. However, it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

        In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates which are registered in his name and which are currently in the possession of the Company. In October 1997 the Company filed a counterclaim alleging that Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Stevenson did not provide adequate consideration for such shares and that therefore they are not properly issued. This suit is in the early stages of discovery and it is not possible to determine what impact, if any, its outcome could have on the financial condition or results of operations of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In October of 1997, the Company became unable to make principal and interest payments on the shareholder loan obtained in the third quarter of 1997. The Company is currently in default on this note in the amount of approximately $220,000 in principal and interest payments.

         Also in October 1997, the Company was unable to continue making payments on the $4,500,000 lease financing transaction entered into in the first quarter of 1997. The Company is currently in default on this obligation in the amount of approximately $400,000.

ITEM 5.  OTHER INFORMATION

        In August 1997, the Board of Directors elected Paul T. Fink to the position of President and Chief Executive Officer and elected Judith E. Tucker to the position of Vice President for Finance and Administration and Chief Financial Officer. In October 1997, the Board elected Ms. Tucker as Secretary and Treasurer of the Corporation.

ITEM 6.

a.     Exhibits

        4.12 Loan agreement dated September 10, 1997 between Photran Corporation and Steven King.

       10.11 Employment contract between Paul T. Fink and Photran Corporation dated August 1, 1997

       10.12 Settlement Agreement between Shenzhen WABO Group Co., Ltd. and Photran Corporation dated January 17, 1998.

       27.    Financial Data Schedule

b.     Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 1997.

       The Company did file a Form 8-K on November 5, 1997 concerning its lawsuit against its former president and founder, David E. Stevenson, alleging fraud, and announcing the possibility of further historical financial statement restatements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       /s/ Paul T. Fink
Dated January 30, 1998         ----------------------------
                                       Paul T. Fink, President
                                       Chief Executive Officer, Treasurer,
                                       Secretary and Director

                                       /s/ Judith E. Tucker
                               ----------------------------
                                       Judith E. Tucker,
                                       Vice President for Finance and
                                       Administration, Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER                                                                    NUMBER
 4.12   Loan Agreement dated September 10, 1997 between Photran               17
        Corporation and Steven King.
10.11 Employment Contract between Paul T. Fink and Photran Corporation 33 dated August 1, 1997
10.12   Settlement Agreement between Shenzhen WABO Group Co., Ltd. and        43
        Photran Corporation dated January 17, 1998.
27      Financial Data Schedule