Form 10KSB
period 1997-12-31
PHOTRAN CORP
filed 1998-03-31
CIK 894906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
  For the fiscal year ended: December 31, 1997, Commission File No. 000-20731
                              PHOTRAN CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)
         -------------------------------------------------------------
                     MINNESOTA                   41-1697628
             ------------------------       -----------------------
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.                                          Yes   X        No
                                                            -------      -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State Issuer's revenues for its most recent fiscal year: $4,382,600.

The aggregate market value of voting stock held by nonaffiliates of the Issuer on March 20, 1998 was $15,036,043.

The number of shares outstanding of the Issuer's only class of common stock on March 20, 1998, was 5,356,247.

                                       PART I

ITEM 1: DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

     Photran Corporation ("Photran" or the "Company") was incorporated in 1991 under the laws of the State of Minnesota. During the past three years, the Company has not changed its form of organization or mode of conducting business, except that the Company commenced commercial scale production of indium tin oxide ("ITO") coated glass for the first time in July of 1995.

GENERAL

     The Company develops, manufactures and markets high performance optical and electrically conductive, thin film coated products. The Company employs a process based on a technology known as planar magnetron sputtering. This process is used to apply microscopically thin layers of metal, metal oxide, nitride, boride, carbide and fluoride to a wide variety of substrate materials. These thin film coatings provide essential optical, electrical or durability properties to a substrate material such as glass, metal, or plastic. The Company began commercial scale production on its first coating line in July 1995. The Company's first product is its PCO brand of ITO coated glass. ITO coated glass consists of a high quality sheet of thin glass which the Company coats with a transparent, electrically conductive ITO coating. ITO coated glass is a principal component of flat panel displays. These displays are used in watches, calculators, lap top computers and consumer electronics devices.

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

ITO COATED GLASS PRODUCTS AND MARKETS

     To date, the Company's principal product has been its PCO brand twisted nematic (TN) grade ITO coated glass. The Company had orders for approximately 1,500,000 pieces of ITO coated glass as of December 31, 1997. The Company has also produced enhanced reflection mirrors in limited quantities.

     PCO BRAND TN GRADE AND LCM BRAND STN GRADE ITO COATED GLASS. The first product the Company introduced was its TN grade ITO coated glass that is the primary material used to construct many types of flat panel displays. The most common type of flat panel display is the TN grade liquid crystal display ("LCD"), which is used in watches, calculators, electronic games and most types of inexpensive consumer electronics devices. These displays, which incorporate TN grade ITO coated glass, are produced in very high volume by an estimated 200 display manufacturing companies located in Japan and other Asian countries.

     To further its market position and to attempt to secure higher margins, the Company is developing a new ITO coated glass product for the high-resolution super twisted nematic ("STN") segment of this market. This type of coated glass is used in laptop computer screens and other higher quality graphical image display. The Company's existing production lines are capable of producing STN grade ITO coated glass and the Company has sold its LCM brand STN grade ITO coated glass in limited quantities. In 1998 the Company plans to continue to focus on development of the STN grade market and to expand its production capacity to allow for greater output of TN grade and STN grade ITO coated glass.

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

     POLARCLEAR POLARIZING FILM. The Company's PolarClear product will consist of a sheet of plastic polarizing film, which is available from several sources in the U.S. and Asia, to which the Company will apply an A/R coating. The Company does not currently have the production equipment necessary to apply thin films to flexible substrates such as polarizing film. The Company does not anticipate building or obtaining such equipment during 1998. Every LCD display utilizes a plastic polarizing film on the front of the display.

     ARTGLAS PICTURE FRAMING GLASS. ArtGlas picture framing glass will consist of a high quality sheet of clear glass that the Company will coat with A/R and UV light blocking coatings. UV light is present at very damaging levels in sunlight and most fluorescent light. It is the primary cause of irreversible fading in paintings, prints and photographs. The Company's current production equipment cannot coat glass in large enough sizes or in sufficient quantities to be economically feasible. The Company does not anticipate building or obtaining equipment capable of producing ArtGlas during 1998.

      The Company estimates that between 10 percent and 12 percent of the glass currently used for picture framing is a chemically etched "non glare" type of glass. This product reduces glare by creating a matte texture for the picture or artwork. Although it reduces glare, etched glass also reduces the image clarity and color fidelity. The Company is aware of two A/R coated picture framing glass products produced by a chemical dip process but is not aware of any A/R picture framing glass coating applied using sputtering technologies.

     The Company plans to sell ArtGlas for approximately the same price as existing chemically dipped glass. The Company believes that the price and performance qualities of ArtGlas will provide the Company with competitive advantages in the picture framing glass market.


ENHANCED REFLECTION MIRROR PRODUCTS AND MARKETS

     Enhanced reflection mirrors ("ERMs") are glass or plastic sheets coated with highly reflective mirror coatings on the surface closest to the point of use (front surface). The Company commenced shipments of ERM products on a limited basis in 1996. To date, the Company's selling efforts with respect to ERM products has been very limited. The Company intends to focus additional development and selling efforts on certain Asian customers during 1998. ERM products are not expected to contribute materially to the Company's revenues in 1998.

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

     The Company has informal sales arrangements with several U.S. and Asian sales agents. These sales agents are paid a sales commission that is standard for the industry.

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

     Because of the strong competition in the TN grade ITO coated glass market, the Company is planning to focus on the higher quality, higher margin STN grade segment of the ITO coated glass market. The Company believes that only three Japanese ITO producers, as well as Samsung Corning and Applied Films Corporation, are able to supply significant quantities of STN grade ITO coated glass. The Company estimates that until recently, approximately 90 percent of the demand for STN grade ITO coated glass was in Japan. However several new STN grade LCD production lines have commenced production in Taiwan, Singapore, Korea and Hong Kong. The Company believes that the non-Japanese markets for STN grade ITO coated glass will be easier to penetrate than the Japanese market. The Company, therefore, intends to target the non-Japanese markets for STN grade LCD manufacturing.

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

A/R PRODUCTS

     POLARCLEAR POLARIZING FILTERS. The market for A/R coated polarizing plastic sheets has developed rapidly in the last three years. Currently, Optical Coating Laboratory, Inc. (OCLI) of Santa Rosa, California and Nitto Denko of Japan account for the majority of the market for A/R coated polarizing material. There are five other principal suppliers of polarizing material worldwide. Three are in Japan and two are in the U.S. Each of these companies has substantial manufacturing, technical, marketing and financial resources.
The Company believes the processes it has under development will enable it to compete on the basis of both cost and quality.

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

ERM PRODUCTS

     PMAX ENHANCED REFLECTION MIRRORS. The market for enhanced reflection mirrors is currently being served by OCLI, Viratec Thin Films, Inc. (Viratec) of Faribault, Minnesota and Opton, Inc. of Norfolk, Virginia. These three companies are believed to supply more than 90 percent of the worldwide demand for ERMs. All three companies have large manufacturing facilities in the U.S., Europe and Asia for cutting and edge grinding of these products to meet end user specifications. The Company intends to compete in this market on the basis of price and quality.

RAW MATERIALS

     The principal raw materials used in the Company's manufacturing processes are glass substrates, which are coated with thin films, and the targets, which are the source material for the thin film coatings. The glass used for ITO coated glass is a special grade of thin soda lime glass. This material is available from five suppliers worldwide. The Company currently purchases its glass substrate from Glaverbel, S.A. of Belgium and NSG of Japan, although it does not have a long term supply agreement with either of these suppliers. Other suppliers are located in the U.K. and Japan. The Company believes that it can obtain comparable quality material from other suppliers should its current source be disrupted. Raw materials for products to be introduced in 1998 and the target materials are widely available from a variety of sources.

CUSTOMERS

      Sales to the Company's largest customer accounted for 82 percent of 1996 revenues. In 1997 this customer accounted for 54 percent of total revenues. In 1997 the Company expanded its customer base and two other customers accounted for 24 and 13 percent of revenues, respectively. The Company does not have any long-term contractual commitments from its customers. The Company sold its PCO brand of ITO coated glass to a limited number of customers in 1996 and 1997, primarily due to production capacity limitations. The Company expects to increase its productive capacity during 1998, and anticipates that it will be able to expand its ITO product customer base when this increased capacity is available.

     The Company plans to further expand its customer base in the near term through new product offerings. Based on current sales to and discussions with its largest customer, however, the Company expects that the customer may continue to be a significant portion of total revenue in 1998, if the Company's STN products meet this customer's requirements, which could occur in the latter half of 1998.

     Customers for the Company's ITO coated glass products are predominantly located in Asia. The Company anticipates that the initial customers for its A/R and ERM products will be located predominantly in the U.S.

INTELLECTUAL PROPERTY

     The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company has eight issued U.S. patents, three U.S. patent applications which have been filed and 16 U.S. patent applications which have been prepared and are in the process of being finalized for filing. The validity and breadth of claims covered in the Company's patents and patent applications involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or if issued that such patents or the Company's existing patents will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company. Other than the prior art review done in connection with the Company's patent applications, the Company has not undertaken any independent investigation regarding potential infringement of its current or proposed products on the property rights of others.

GOVERNMENT REGULATION; ENVIRONMENTAL LAWS

     The Company's business is not subject to any material governmental regulations, nor are any governmental approvals required for the operations of the Company as currently conducted or anticipated to be conducted in the foreseeable future. Costs and effects of environmental compliance are also not material to the Company's business.

RESEARCH AND DEVELOPMENT

     The Company spent $455,847 and $920,088 on research and development activities in 1996 and 1997, respectively. None of these expenditures are borne directly by customers. The increase in 1997 is due primarily to engineering and process development costs associated with the installation of the P-2 line. Such costs are expected to continue at approximately current levels in 1998 as the Company adds productive capacity and develops its manufacturing processes for new equipment and new products.

EMPLOYEES

     As of December 31, 1997, the Company had 120 full-time employees. Of these employees, 15 were in research and development and engineering, 69 were in manufacturing and production, 20 were in machining, machine assembly and facilities maintenance, one was in customer service, and 15 were in management or administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

     The Company leases its main office and manufacturing facility located at 21875 Grenada Avenue, Lakeville, Minnesota 55044. This 23,000 square foot facility consists of 16,000 square feet of manufacturing space (including approximately 10,000 square feet of high quality environmentally controlled clean room area). The remaining 7,000 square feet is used for administrative, engineering, R & D and sales offices. The Company also leases a nearby 47,000 square foot building located at 21725 Hanover Avenue, Lakeville, Minnesota 55044. The Company uses this facility for its machine shop, shipping and receiving, and another manufacturing line which is currently under construction (the P-3 line). The Company believes these facilities are in good condition and are adequate for the foreseeable future. The Company carries insurance covering the full replacement value of these properties. For discussion concerning the lease obligations, see Note 6 to Financial Statements.

EQUIPMENT

     At December 31, 1997 the Company operated a single in-line coating machine which it has designated "P-1." The P-1 line is housed in a high quality environmentally controlled clean room. It is being used primarily to produce ITO coated glass. During 1997 the Company negotiated the cancellation of an agreement to sell a coating line to a third party. The Company will now keep this line, designated as "P-2," and is currently conducting trial production runs on this line. The Company had also been constructing a coating line for sale to a Chinese joint venture. During 1996, the joint venture partner dissolved the joint venture and cancelled the equipment purchase contract. The Company will now keep this coating line, designated as "P-3," and is currently modifying it to suit the Company's manufacturing needs. The P-3 line is owned by a lease financing company subject to the Company's obligation to purchase the equipment at the end of the lease term. As of December 31, 1997 the Company was in default on this lease and is currently attempting to refinance the lease obligation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources." The Company anticipates that the P-3 line will be operational beginning in the third quarter of 1998.

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

ITEM 3 - LEGAL PROCEEDINGS

     During the quarter ended December 31, 1996, the Company was informed by its former Chinese joint venture partner, The Shenzhen WABO Group Co., Ltd.(WABO), of their intention to dissolve the joint venture and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings had been commenced against it by WABO, claiming approximately $4,400,000 plus legal fees and costs. In January 1998, the

Company and WABO negotiated a settlement that was approved by the Chinese arbitration board in February 1998. Under the terms of this settlement, the Company will pay WABO $1,500,000 in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The cost of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. Of the $2,425,000 total, $1,735,435 is included in customer advances as of December 31, 1996 and 1997. The balance of $689,565 was recorded as an arbitration settlement expense during the year ended December 31, 1997.

     In connection with the coating equipment that the Company was building for sale to the joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. Due to the third party's failure to perform its obligations, the Company rescinded the contract and demanded that the third party refund all monies paid by the Company. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. In the fourth quarter of 1997, this third party increased its demand for damages to $1,300,000. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. The Company has filed a counterclaim seeking the return of approximately $750,000 it expended on the project. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

  In April 1997, the Securities and Exchange Commission (SEC) informed the Company that it was conducting an investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The Company has submitted documents to the SEC pursuant to requests from the SEC as part of the investigation. The SEC has also interviewed current and former employees of the Company. In the fourth quarter of 1997, the Company was informed by the SEC that is has expanded its investigation to include certain accounting and financial reporting irregularities prior to 1996 which the Company announced in October 1997. The investigation is in the preliminary stages and it is not possible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

  In May of 1997 the Company was served with two separate lawsuits against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs subsequently amended their complaint to make similar allegations with respect to the disclosures made by the Company in October of 1997. The plaintiffs in these actions are seeking class certification. Both suits were filed in the United States District Court for the District of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The action seeks unspecified money damages, attorney fees and unspecified further relief. The Company has moved the Court for an order dismissing the action; however, it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

   In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates relating to 325,000 shares of the Company's common stock registered in his name which are currently in the possession of the Company. In October 1997, the Company filed a counterclaim alleging that Mr. Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Mr. Stevenson did not provide adequate consideration for such shares and, therefore, such shares were not properly issued. This suit is in the early stages of discovery and it is not possible to determine what impact, if any, its outcome could have on the Company's financial condition or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's common shares were listed on the NASDAQ National Market under the symbol "PTRN." Effective January 13, 1998 the Company was delisted from NASDAQ. The Company's stock currently trades on the electronic bulletin boards. The high and low bid prices during 1997 and during the fiscal quarters of 1996 following the Company's initial public offering, as reported in the NASDAQ NMS monthly statistical report, were as follows:


                               1996                       1997
                    ----------------------        --------------------
                        High          Low           High         Low
                    ---------      -------        --------    --------

First quarter                                     $  5 1/8    $  1 5/8
Second quarter      $  14 1/4      $  9 3/4          4 1/8       1 1/2
Third quarter          12 1/8         5 5/8          8           3 1/4
Fourth quarter          6 1/2         3 1/4          7 3/4       3 3/4


     There were approximately 124 shareholders of record as of December 31, 1997. The Company has not paid any dividends on its common shares and anticipates retaining future earnings, if any, to finance operations of the Company. Payment of dividends is restricted under the terms of the Company's line of credit and the convertible debt issued in February 1998.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED QUARTERLY FINANCIAL DATA


                                                    First Quarter                Second Quarter                 Third Quarter
                                                    -------------                --------------                 -------------
                                                1996         1997 (1)         1996           1997           1996           1997
                                                ----         --------         ----           ----           ----           ----

Revenues . . . . . . . . . . . . . . . .    $   677,459    $   567,951    $   803,567    $   867,908    $   758,085   $  1,135,462
Gross profit (loss). . . . . . . . . . .        251,752       (349,781)        64,958       (216,802)       (94,495)        (7,303)
Other non-recurring charges. . . . . . .                       198,710
Loss from operations . . . . . . . . . .        (69,549)    (1,129,401)      (272,136)      (853,571)      (441,556)    (1,623,770)
Loss before extra-ordinary item. . . . .       (235,380)    (1,123,678)      (351,729)      (784,654)      (363,907)    (1,600,879)
Net loss . . . . . . . . . . . . . . . .       (235,380)    (1,123,678)      (423,719)      (784,654)      (363,907)    (1,600,879)
Basic and diluted loss per share:
Loss before extra-ordinary item (2). . .          (0.08)         (0.22)         (0.10)         (0.15)         (0.07)         (0.31)
Net loss (2) . . . . . . . . . . . . . .          (0.08)         (0.22)         (0.12)         (0.15)         (0.07)         (0.31)
----------------------------------------------------------------------------------------------------------------------------------
Total assets . . . . . . . . . . . . . .     12,642,013     22,196,899     23,167,660     21,383,840     22,663,653     21,662,887
Long-term debt less current portion. . .        290,318      4,094,953        152,726      3,803,433        104,040      4,395,999


                                                   Fourth Quarter                  Total Year
                                                   --------------                  ----------
                                              1996 (1)         1997           1996           1997
                                              --------         ----           ----           ----

Revenues . . . . . . . . . . . . . . . .    $   655,349    $ 1,811,279    $ 2,904,460    $ 4,382,600
Gross profit (loss). . . . . . . . . . .       (710,802)       284,526       (488,587)      (289,360)
Other non-recurring charges. . . . . . .      2,216,894                     2,216,894        198,710
Loss from operations . . . . . . . . . .     (3,840,733)      (940,838)    (4,623,974)    (4,547,580)
Loss before extra-ordinary item. . . . .     (3,793,311)    (1,814,545)    (4,744,327)    (5,323,756)
Net loss . . . . . . . . . . . . . . . .     (3,793,311)    (1,814,545)    (4,816,317)    (5,323,756)
Basic and diluted loss per share:
Loss before extra-ordinary item (2). . .          (0.88)         (0.35)         (1.13)         (1.03)
Net loss (2) . . . . . . . . . . . . . .          (0.88)         (0.35)         (1.15)         (1.03)
-----------------------------------------------------------------------------------------------------
Total assets . . . . . . . . . . . . . .     19,282,393     21,978,183     19,282,393     21,978,183
Long-term debt less current portion. . .        327,813      1,023,653        327,813      1,023,653


(1)  See Results of Operations - Other Nonrecurring Charges.
(2)  See Results of Operations - Net Loss per Common Share

FORWARD LOOKING STATEMENTS

     THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE, OF NEW MANUFACTURING EQUIPMENT, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE OUTCOME OF PENDING LITIGATION, THE ABILITY TO OBTAIN ADDITIONAL CAPITAL, AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-KSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS, AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUES

     For the year ended December 31, 1997 revenues increased 51 percent to $4,382,600 from $2,904,460 in 1996. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The increase in revenue for the year ended December 31, 1997 compared to 1996 is due primarily to increased unit sales in 1997. The Company's unit sales volume increased approximately 110 percent in 1997 over 1996 levels. This unit volume increase was partially offset by lower per unit revenue. The Company's principal customer provided their own glass for the majority of 1997 and the Company reduced the unit price charged to the customer for this glass allowance. In addition, this customer changed to a smaller substrate size with a lower unit price in the third quarter of 1996. These changes had the combined result of reducing the amount of revenue recorded per unit by approximately 55 percent on sales to this customer.

     The market price for TN grade ITO coated glass declined during 1996 and stabilized at these lower prices during 1997. Also, due to the Company's desire to expand its customer base and reduce reliance upon a single customer, the Company priced its product at or below the prevailing market prices to attract new customers. The Company expects market prices to remain stable during 1998, and expects to continue its current pricing practices.

     The Company experienced difficulties in 1997 in bringing its second production line (the P-2 line) into service and therefore did not experience a significant increase in capacity due to new production equipment. The Company is currently resolving what it believes are the final technological and design issues with the production line, and expects the P-2 line to be operating near capacity beginning in the second quarter of 1998. The Company did increase the quality and efficiency of its existing production line (the P-1 line), reducing scrap and increasing output by nearly 95 percent over 1996 levels. Based on recent discussions with its Asian selling agents and current customers, management anticipates significant growth in revenue from the sale of ITO coated glass in 1998 following the addition of productive capacity.

     During 1996 the Company dedicated a significant portion of its available production time on its P-1 line to the development of full scale production processes for enhanced reflection mirrors and its LCM brand ITO coated glass. In 1997, these processes were modified and are expected to run with greater efficiency on the P-2 line once it is operational. The P-2 line will also be capable of efficiently producing STN grade ITO coated glass, which is a higher quality, higher margin product that is also used by many of the Company's current customers. The Company is providing samples to prospective customers and is working with its independent sales representatives to develop customers for its STN product.

     The Company's largest customer accounted for 82 percent and 54 percent of the Company's revenue during 1996 and 1997, respectively. Based on recent discussions with this customer, management currently expects the customer's purchases of TN grade ITO coated glass in future periods to be lower than historical levels because the customer is in the process of installing its own equipment to produce TN grade ITO coated glass. This equipment will have the capacity to meet all of the customer's needs for TN grade ITO coated glass by the second half of 1998. The customer has indicated that their demand for STN grade ITO coated glass will increase during 1998, and have indicated that they are interested in purchasing their STN grade ITO coated glass from the Company once the P-2 line becomes operational. The Company has been successful in selling all of its TN grade capacity to other customers. Therefore, the reduction in sales to the Company's largest customer is not expected to have a material adverse effect on the Company's results of operations.

GROSS PROFIT (LOSS)

     Gross loss was $289,360 in 1997 compared to $488,587 in 1996. The decrease in the loss was due in part to increases in unit volumes discussed above. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations. Material costs for glass decreased in 1997, partially due to the fact that the Company's principal customer was supplying their own glass for a majority of the year. In addition, during the fourth quarter of 1996, the Company determined that certain glass inventory, a portion of which the Company had successfully coated and sold earlier in 1996, had become stained by the packaging materials. The multiple washings which this glass required and the poor quality of output and high scrap rates made it economically unfeasible to attempt to coat this glass. Management, therefore, reduced the carrying value of this inventory by approximately $400,000 and charged that amount to cost of sales in the fourth quarter of 1996. The decrease in glass cost during 1997 was offset by increases in target material costs, direct labor and benefits, utilities, and depreciation expense, all of which are directly related to production volume. In total, cost of sales increased only 38 percent while revenues increased 51 percent, resulting in a lower gross margin loss in 1997. During 1997, the Company continued its trend of increasing sales and improving gross margins during each successive quarter and the Company recorded a gross profit of nearly $300,000 in the fourth quarter of 1997 on sales of approximately $1,800,000. Management expects gross margins to continue to improve in the future with the addition of more labor-efficient production lines and increases in revenues as a result of anticipated changes in product mix to higher priced STN grade products.

PROCESS AND PRODUCT DEVELOPMENT AND ENGINEERING EXPENSE

     Process and product development and engineering expenses increased to $920,088 in 1997 from $455,847 in 1996. These expenses consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. The increase in 1997 was due primarily to increased personnel and facilities expenses incurred while the Company undertook the installation and manufacturing process development on its P-2 line. During 1996, certain of the indirect costs associated with such equipment were capitalized as a cost of equipment being manufactured for sale. During 1997, the equipment sale contract was cancelled, and the P-2 line was installed in the Company's facility. Costs incurred during 1997 related to the installation and manufacturing process development were expensed. Also, during the third quarter of 1997, the Company restructured a lease on certain engineering equipment as part of its continued refocusing of the Company's operations, resulting in a loss on the lease transaction of $49,586, which has also been recorded as an engineering expense. The Company anticipates that product and process development and engineering expenses will continue at approximately current levels in the future as the Company adds productive capacity and develops its manufacturing processes for new equipment and new products.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $1,971,868 in 1997 from $1,003,365 in 1996. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debts and professional fees. Approximately $160,000 of the increase in 1997 is related to salaries, benefits, and hiring expenses as a result of increased staffing, as the Company has sought to strengthen its executive management team. The Company also incurred over $900,000 in legal, accounting and professional fees during 1997 compared to approximately $225,000 in 1996. A portion of such fees were incurred in connection with two separate investigations of certain transactions recorded in 1996 and prior years, which resulted in the restatement of previously issued annual and interim financial statements of the Company. These fees were also incurred in part as a result of various litigation matters pending against the Company (see Item 3 - Legal Proceedings). Additional legal fees will be incurred in connection with such litigation matters in 1998, and such amounts may be material to the Company's 1998 results of operations.

SELLING AND MARKETING EXPENSES

     Selling expenses increased to $477,989 in 1997 from $459,281 in 1996. These expenses consist principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. In 1997 the Company reduced expenditures for trade shows and personnel related to products that have been discontinued as the Company focused its operations on the production and sale of ITO coated glass. The Company uses independent sales representatives to sell its ITO coated glass products and a substantial portion of its 1997 selling and marketing expenses consisted of commissions paid to these representatives. Freight out costs increased proportionately with the increase in unit sales in 1997.

ARBITRATION SETTLEMENT EXPENSE

     In 1994, the Company entered into a joint venture agreement with the Shenzhen WABO Group Company Limited (WABO), of Shenzhen, China. The joint venture company, known as the Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), was created to produce TN grade ITO coated glass for the Asian market. The Company had agreed to sell to Fortune an ITO glass coating system (the P-3 line) and technology limited to the production of TN grade ITO coated glass for the net purchase price of $5,487,000. The Company had also agreed to provide a royalty free license to Fortune for the use of certain of the Company's proprietary technology for the production of TN grade ITO coated glass.

     During 1996, the Company was informed by WABO of their intention to dissolve the joint venture agreement. The Company will keep the P-3 line, and plans to modify and install the line for its own use. In April 1997, the Company received notice that arbitration proceedings had been commenced against it by WABO, claiming damages of or reimbursement of approximately $4,400,000 plus legal fees. A negotiated settlement of this matter was reached in January 1998, and approved by the Chinese arbitration board in February 1998. Under the terms of this settlement, the Company will pay WABO $1,500,000 in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements. The total value of this settlement is $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The Company had previously recorded a liability of $1,735,435 for amounts due to WABO. The balance of $689,565 was recorded as an arbitration settlement expense in 1997.

OTHER NONRECURRING CHARGES

     In connection with the 1996 cancellation of the equipment purchase contract with WABO, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was written off, resulting in a charge of $1,800,000 in the fourth quarter of 1996 and an additional $110,788 in the first quarter of 1997.

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

   Also, in 1997, the Company determined that as a result of refocusing its operations, a facility it had been leasing was no longer necessary. Leasehold improvements of $34,270 were written off in connection with the termination of the lease agreement. Equipment, which was determined to have no future value to the Company at March 31, 1997, was written down to its fair value, resulting in an impairment charge of $53,652.

NET INTEREST EXPENSE (INCOME)

     For the year ended December 31, 1997 the Company had net interest income of $74,842 compared to net interest expense, including amortization of debt offering costs, of $120,353 in 1996. The change is due primarily to the fact that the Company capitalized more interest costs into its projects under construction in 1997. Gross interest charges were approximately $502,000 in 1997 compared to $605,000 in 1996. However, the Company capitalized approximately $474,000 of interest into equipment under construction during 1997 compared to $229,000 capitalized in 1996.

LOSS ON LEASE DEFAULT

     During the fourth quarter of 1997, the Company defaulted on certain leases, including the sale-leaseback financing of the P-3 line. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. Subsequent to December 31, 1997, the lessor demanded payment of such amounts and has requested the trustee holding the $2,250,000 in marketable securities which were being held as a compensating balance to liquidate the securities and forward the proceeds to the lessor in partial payment of amounts owed by the Company. The total of all future lease payments exceeds amounts previously recorded in the financial statements by approximately $900,000, and a loss representing this additional liability was recorded in the fourth quarter of 1997. The Company is attempting to refinance these leases and management anticipates that this issue will be resolved during the second quarter of 1998.

EXTRAORDINARY ITEM

     Upon repayment of the Company's Bridge Notes in June 1996, the remaining unamortized balance of $71,990 in deferred financing fees was written off. The loss on extinguishment has been classified as an extraordinary item in the statement of operations for the year ended December 31, 1996.

NET LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. This Statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 requires the restatement of prior periods to conform to the new computational guidelines. Basic and diluted earnings per share are the same because all contingently issuable shares are antidilutive. All per share amounts for 1996 and the first three quarters of 1997 have been restated to follow the new computational requirements. The effect of this restatement on the net loss per share for 1996 was an increase from ($1.13) per share to ($1.15) per share.

NET OPERATING LOSS CARRYFORWARDS

     In accordance with Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a change in ownership of greater than 50 percent of the Company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss (NOL) carryforwards which accrued during the tax periods prior to the change in ownership. As of December 31, 1997, the Company had an NOL carryforward of approximately $11,900,000 which expires in 2006 through 2012. Due to certain ownership changes which occurred during the year ended December 31, 1993, the NOL carryforwards of $700,000 incurred through February 1993, which can be utilized by the Company on an annual basis, are limited to approximately $50,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change. Utilization of the approximately $11,200,000 of NOL carryforwards incurred after February 1993 is not limited under Section 382 of the Code. However, the Company's ability to use its NOL carryforwards may be further limited by subsequent issuances of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred accumulated losses since its inception of $14,726,065 and incurred negative cash flows from operating activities of $1,531,165 for the year ended December 31, 1997. The Company had cash outlays for property and equipment additions of $3,612,885 for the year ended December 31, 1997.The Company's continuation as a going concern is dependent on its ability to meet its obligations as they become due. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plans regarding operating losses and its plans concerning the above matters are presented in the Outlook section below.

     As of December 31, 1997, the Company was in default on a shareholder note payable of $1,100,000 and certain leases aggregating approximately $5,400,000, including the sale-leaseback transaction on the Company's P-3 production line. In February 1998, the Company cured the default on the shareholder note, and restructured the note to extend its maturity date to February 2002 (see Notes 4 and 10 to the financial statements). The Company has not resolved the default on the lease transactions. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments due under the lease. The total of such payments exceeded amounts previously recorded in the financial statements by approximately $900,000. Subsequent to December 31, 1997 the lessor demanded payment of such amounts. This additional liability was recorded in the fourth quarter of 1997. The Company is attempting to negotiate a settlement of these lease obligations at amounts less than the recorded amounts. Settlement of the lease defaults will require new financing. The Company is in discussions with prospective lenders to provide the new credit facility to fund the settlement of the defaulted lease obligations. Management expects to complete the settlement negotiations and obtain new financing arrangements during the second quarter of 1998. However, no assurance can be given that management will be able to negotiate an acceptable settlement or, if the Company is successful in negotiating an acceptable settlement, that the financing necessary to extinguish the obligations will be available, or be available on terms acceptable to the Company.

     As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $46,107, net accounts receivable of $722,113 and an $833,000 working capital line of credit obtained in December 1997. Assuming the Company refinances the leases that are in default at December 31, 1997, management believes that its existing sources of liquidity and anticipated funds from operations, combined with the net proceeds from a first quarter 1998 private debt placement of $3,500,000, will satisfy the Company's projected working capital and capital expenditure requirements for 1998.

     The net cash used in operating activities for 1997 was $1,531,165, due principally to the net loss for the year of $5,323,756 which was partially offset by non-cash charges for depreciation, the arbitration settlement loss, and the loss on the lease default, as well as a significant increase in the Company's accounts payable.

     The net cash used in operating activities for 1996 was $1,478,877 due principally to the net loss of $4,816,317 which was partially offset by non-cash charges for depreciation and asset impairment losses. Expenditures for equipment held for sale were 895,390, offset by the receipt of a $500,000 down payment. In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 in 1996 which was recorded as a customer advance. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery was delayed, and in June of 1997, the Company reached an agreement with the customer whereby the Company will keep the coating equipment and refund the down payment (plus interest of approximately $40,000) via credits against future glass purchases.

     Cash used in investing activities was $5,862,885 during 1997 compared to $8,896,744 in 1996. In both periods this cash was used primarily for the purchase of equipment and leasehold improvements. In 1996, expenditures related to the equipment intended for sale to the Company's China joint venture have been categorized as additions to property and equipment due to the cancellation of the equipment purchase agreement and the Company's decision to use this equipment as an additional manufacturing line. Internal costs, consisting primarily of direct labor and supplies used in the construction of equipment, of approximately $2,260,000 and $2,470,000 and interest costs of $474,000 and $229,000 were capitalized to construction-in progress during 1997 and 1996, respectively. In 1997, the Company also used $2,250,000 to purchase marketable securities which are restricted as a compensating balance on the sale-leaseback financing of the Company's P-3 line. Subsequent to December
31, 1997, in connection with its demand for payment of all remaining lease payments, the lessor has requested the trustee holding such securities to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company.

     Cash flows from financing activities during the year ended December 31, 1996 consisted primarily of approximately $18,500,000 in proceeds from the Company's initial public stock offering in May 1996. Following the offering, the Company repaid $4,000,000 of Bridge Notes together with approximately $287,500 in accrued interest and a loan from a director of $1,166,668. The Company also repaid a $2,000,000 EXIM secured bank line of credit from the proceeds of the offering to reduce interest payments and to avoid payment of EXIM renewal fees. In February 1997, the Company obtained $4,500,000 in a sale-leaseback treated as a financing transaction of the P-3 production line. This lease is currently in default as discussed above. In September and November 1997, the Company obtained a loan from a shareholder totalling $1,100,000. In December 1997, the Company obtained an $833,000 transaction-specific export working capital line of credit, although there were no borrowings against the line in 1997.

OUTLOOK

     During 1997 the Company installed a new management team consisting of its new President and new Vice Presidents for Finance, Technology, and
Manufacturing.   The new management team, together with the Company's Board of
Directors, has taken several steps to refocus the Company's efforts. The Company terminated several engineering projects that did not directly relate to the installation of additional coating equipment at the Company's facilities. In an effort to focus all of the Company's personnel on manufacturing activities and the development and refinement of core deposition technologies, in March of 1997 the Company also terminated 21 employees, and reassigned several others. In addition, restructuring of manufacturing shifts and process modifications made to the P-1 line have resulted in a significant increase in production output. Moreover, the Company has expanded its customer base and reduced its dependence on a single customer.

     In 1997 the Company's management and board spent a significant portion of its time and efforts investigating irregularities allegedly perpetrated by its former president, restating its financial statements, and addressing matters relevant to the joint venture arbitration, the SEC investigation, the securities class action litigation, and the litigation with the former president. The Company has completed the very detailed and exhaustive investigation and the restatement of its financial statements to reflect the results of the investigation. In addition, the Company has reached a favorable settlement with its former joint venture partner and obtained the resources to fund that settlement. In 1998 the Company expects management to continue to devote time and resources to the resolution of ongoing legal matters.

     Based on discussions with customers, independent sales representatives and glass suppliers, the Company believes that the strong demand for its ITO coated
glass will continue in 1998.   The Company is continuing to work on the
development of additional products for introduction in 1998, however, management expects that TN grade ITO coated glass sales will continue to generate the majority of the Company's revenues in 1998.

     The Company's ability to install new production equipment has been limited by access to capital. In addition, design and technological issues have delayed the startup of the P-2 line. In the first quarter of 1998 the Company closed on the private placement of convertible debt for $3,500,000. The Company has recruited new engineering talent and restructured its engineering department. Management believes that it now has the resources to complete the installation of the P-2 and P-3 coating lines in 1998.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company's future operating results may fluctuate significantly due to factors such as the timing of new product announcements and introductions by the Company, its major customer and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, inventory obsolescence and asset impairments, competitive pricing pressures, the gain or loss of significant customers, the vertical integration of its customers, increased product and process development costs associated with new product introductions, the timely completion of construction and installation and the actual performance of new manufacturing equipment, the Asian economic crisis, the outcome of pending litigation and refinancing negotiations, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors may materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's current expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's financial condition, cash flows, and operating results.

YEAR 2000 DISCLOSURES

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company's accounting and manufacturing systems include new hardware which is Year 2000 compliant and packaged software purchased from large vendors who have indicated that there are updates available to these systems which are Year 2000 compliant. During 1998 the Company plans to purchase such software updates and perform tests to verify that these assertions are true. The Company does not have electronic data interchange (EDI) relationships with any of its vendors or customers, with the exception of its payroll disbursement function. The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 7 - FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . 21
Balance Sheets as of December 31, 1996 and 1997. . . . . . . . . . . . . . . 22
Statements of Operations for the years ended December 31, 1996 and
1997. . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
Statements of Shareholders' Equity for the years ended December 31,
1996 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
Statements of Cash Flows for the years ended December 31, 1996 and
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
Notes to Financial Statements for the years ended December 31,
1996 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                        INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Photran Corporation
Lakeville, Minnesota

     We have audited the accompanying balance sheets of Photran Corporation (the Company) as of December 31, 1996 and 1997 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Photran Corporation as of December 31, 1996 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's cumulative losses of $14,726,065 since incorporation, negative cash flows from operating activities of $1,531,165 for the year ended December 31, 1997, and working capital deficiency of $7,413,386 at December 31, 1997 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 25, 1998

                               PHOTRAN CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997


                                                        1996          1997
                                                   ------------   ------------

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                     $  2,038,955   $     46,107
     Accounts receivable, net                           544,340        722,113
     Inventory                                          754,572        387,000
     Equipment held for sale (Note 2)                   907,812
     Prepaid expenses                                   109,540         37,814
     Marketable securities, restricted                               2,250,000
                                                   ------------   ------------
          Total current assets                        4,355,219      3,443,034
                                                   ------------   ------------
                                                   ------------   ------------

PROPERTY AND EQUIPMENT, net (Note 3)                 14,927,174     18,535,149
                                                   ------------   ------------
                                                   $ 19,282,393   $ 21,978,183
                                                   ------------   ------------
                                                   ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt,
   notes payable and capital lease
   obligations (Note 4)                            $     51,592   $  5,613,143
Accounts payable                                        663,411      1,804,846
Accrued expenses                                        758,915        713,893
Customer advances (Note 2)                            2,260,420      2,034,973
Arbitration settlement payable (Note 2)                                689,565
                                                   ------------   ------------
     Total current liabilities                        3,734,338     10,856,420

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, less current portion (Note 4)          327,813      1,023,653
                                                   ------------   ------------
     Total liabilities                                4,062,151     11,880,073

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Notes 4 and 7):
Undesignated stock, no par value -
   6,000,000 shares authorized, no shares
   issued and outstanding
Common stock, no par value - 24,000,000
   shares authorized, 5,154,392 and
   5,230,303 shares issued and
   outstanding, respectively                         24,622,551     24,824,175
Accumulated deficit                                  (9,402,309)   (14,726,065)
                                                   ------------   ------------
Total shareholders' equity                           15,220,242     10,098,110
                                                   ------------   ------------
                                                   $ 19,282,393   $ 21,978,183
                                                   ------------   ------------
                                                   ------------   ------------


See notes to financial statements.

                               PHOTRAN CORPORATION
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                       1996           1997
                                                   ------------   ------------

REVENUES                                           $  2,904,460   $  4,382,600
COST OF SALES                                         3,393,047      4,671,960
                                                   ------------   ------------

Gross loss                                             (488,587)      (289,360)

OPERATING EXPENSES:
    Process and product development and engineering     455,847        920,088
    General and administrative                        1,003,365      1,971,868
    Selling and marketing                               459,281        477,989
    Arbitration settlement (Note 2)                                    689,565
    Other nonrecurring charges (Note 8)               2,216,894        198,710
                                                   ------------   ------------
Total operating expenses                              4,135,387      4,258,220
                                                   ------------   ------------

LOSS FROM OPERATIONS                                 (4,623,974)    (4,547,580)

INTEREST EXPENSE (INCOME), net                          120,353        (74,842)
LOSS ON LEASE DEFAULT                                                  902,602
OTHER EXPENSE (INCOME)                                                 (51,585)
                                                   ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM                       (4,744,327)    (5,323,756)

EXTRAORDINARY ITEM-loss on
 extinguishment of debt (Note 1)                        (71,990)
                                                   ------------   ------------


NET LOSS                                           $ (4,816,317)  $ (5,323,756)
                                                   ------------   ------------
                                                   ------------   ------------

BASIC AND DILUTED LOSS PER COMMON SHARE
 (Notes 1 and 7):
     Loss before extraordinary item                    $  (1.13)      $  (1.03)
     Extraordinary item                                   (0.02)
                                                   ------------   ------------
     Net loss                                          $  (1.15)      $  (1.03)
                                                   ------------   ------------
                                                   ------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING  (Notes 1 and 7)                  4,169,171      5,174,108
                                                   ------------   ------------
                                                   ------------   ------------



See notes to financial statements.

                                 PHOTRAN CORPORATION
                          STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              COMMON STOCK                           TOTAL
                                                       -------------------------    ACCUMULATED  STOCKHOLDERS'
                                                          SHARES       AMOUNT         DEFICIT       EQUITY
                                                       ----------    -----------   ------------  -------------

BALANCE AT DECEMBER 31, 1995                            2,837,323    $ 6,133,847   $ (4,585,992)   $ 1,547,855
Common stock issued in
  connection with initial public
  offering, net of offering
  costs of  $2,248,372                                  2,300,000     18,451,628                    18,451,628
Common stock issued upon
  exercise of warrants                                     17,069         37,076                        37,076
Net loss                                                                             (4,816,317)    (4,816,317)
                                                       ----------    -----------   ------------    -----------

BALANCE AT DECEMBER 31, 1996                            5,154,392    $24,622,551   $ (9,402,309)   $15,220,242
Common stock issued upon exercise of
   options and warrants                                    74,506        149,324                       149,324
Common stock issued in lieu of
   compensation                                             1,405          6,500                         6,500
Value of warrants issued (Note 7)                                         45,800                        45,800
Net loss                                                                             (5,323,756)    (5,323,756)
                                                       ----------    -----------   ------------    -----------
BALANCE AT DECEMBER 31, 1997                            5,230,303    $24,824,175   $(14,726,065)   $10,098,110
                                                       ----------    -----------   ------------    -----------
                                                       ----------    -----------   ------------    -----------



See notes to financial statements.

                              PHOTRAN CORPORATION
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                                        1996           1997
                                                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item                                                      $(4,744,327)   $(5,323,756)
Adjustments to reconcile loss before extraordinary
    item to cash used in operating activities:
   Depreciation and amortization of property
      and equipment                                                                     622,707        999,847
   Loss on impairment of fixed and other assets                                       2,223,283
   Amortization of deferred financing costs                                             120,000
   Non-cash arbitration settlement expense                                                             689,565
   Accrual of loss on lease default                                                                    902,602
   Non-cash loss on lease restructuring                                                                 49,586
   Non-cash compensation and consulting expense                                                         18,500
   Changes in current assets and liabilities that
      provided (used) cash:
      Accounts receivable                                                               159,129       (417,740)
      Inventory                                                                         665,476        367,572
      Equipment held for sale                                                          (895,390)
      Prepaid expenses                                                                  (95,013)        71,726
      Accounts payable                                                                 (532,421)     1,141,434
      Accrued expenses                                                                  497,694        (30,502)
      Customer advances                                                                 499,985
                                                                                    -----------    -----------
Cash used in operating activities                                                    (1,478,877)    (1,531,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                                  (8,896,744)    (3,612,885)
   Purchases of marketable securities, restricted                                                   (2,250,000)
                                                                                    -----------    -----------
Cash used in investing activities                                                    (8,896,744)    (5,862,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, long-term debt and capital leases                                    5,600,000
   Payments of notes payable, long-term debt and capital leases                      (7,606,489)      (348,122)
   Common stock issued net of offering costs
       of $2,248,372 in 1996                                                         18,488,704        149,324
                                                                                    -----------    -----------
Cash provided by financing activities                                                10,882,215      5,401,202
                                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                             506,594     (1,992,848)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        1,532,361      2,038,955
                                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 2,038,955    $    46,107
                                                                                    -----------    -----------
                                                                                    -----------    -----------



See notes to financial statements.

PHOTRAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1997

1. BUSINESS, MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     MANAGEMENT'S PLANS REGARDING OPERATING LOSSES

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses aggregating $14,726,065 since its inception and incurred negative cash flows from operating activities of $1,531,165 for the year ended December 31, 1997. In addition, at December 31, 1997, the Company had a working capital deficiency of $7,413,386. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, at December 31, 1997, the Company was not in compliance with the terms of two lease agreements and has been unable to cure or obtain waivers for the defaults. Accordingly, the balance of these lease obligations (approximately $5,400,000) has been classified as a current liability. In addition, as described in Note 6, the Company is currently under investigation by the Securities and Exchange Commission (SEC), and is the defendant in a number of legal actions. Significant management time and financial resources will likely be required to defend the Company in these matters.

     The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations including legal defense costs, which could be significant, on a timely basis, to comply with the terms and conditions of its financing agreements, to obtain additional financing or refinancing as may be required, to achieve acceptable resolutions of the defaulted lease obligations, the SEC investigation and the various other legal actions and ultimately attain sales and operating levels sufficient to support its cost structure.

     Management is continuing its efforts to obtain additional funds so the Company can meet its obligations and sustain its operations. As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $46,107 and net accounts receivable of $722,113, as well as an $833,000 transaction-specific working capital line of credit against which there were no borrowings outstanding as of year end. The Company believes that its existing sources of liquidity and anticipated funds from operations, combined with the net proceeds from a $3,500,000 first quarter 1998 private debt placement (see Note 10), will satisfy the Company's projected working capital and capital expansion requirements for 1998, as well as fund the $1,500,000 cash obligation under the settlement reached with the Company's former joint venture partner (see Note 2). The Company will, however, require additional debt or equity financing to resolve the defaults on certain of its leases. In addition, if the remaining expenditures required to complete the additional coating lines significantly exceeds the Company's estimates, the Company may need to seek additional debt or equity financing. There can be no assurance that the necessary financing will be available or be available on terms acceptable to the Company.

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

     REVENUE FROM SIGNIFICANT CUSTOMERS - Substantially all of the Company's sales for the years ended December 31, 1996 and 1997 were to customers located in Asian countries. The percentages of total revenue from sales to customers in excess of 10 percent of the total for each year were as follows:


                                        1996      1997
                                        ----      ----

               Customer A                82%       54%
               Customer C                ---       24
               Customer D                ---       13


     PROCESS AND PRODUCT DEVELOPMENT AND ENGINEERING - Expenditures for research and development of products and manufacturing processes are expensed as incurred. During 1996, certain of the indirect costs associated with building equipment were charged to construction in progress as a cost of equipment being manufactured for sale. During 1997, the equipment sale contract was cancelled, and the equipment was installed in the Company's facility. Costs incurred in 1997 during installation and manufacturing process development were expensed.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE - The Company's accounts receivable at December 31, 1996 and 1997 are due primarily from foreign customers located in Asian countries. The Company normally requires the establishment of irrevocable letters of credit in its favor from approved banks prior to shipment of the products underlying these accounts receivable in order to reduce its exposure to bad debts. At December 31, 1996 and 1997, $338,000 and $588,000, respectively, of accounts receivable from foreign customers were not secured by letters of credit. These accounts were due from customers with whom the Company has had a creditor relationship for over one year.

     The percentage of gross receivables due from customers in excess of 10 percent of the December 31 balance is as follows:


                                        1996      1997
                                        ----      ----

     Customer A                          43%       --
     Customer B                          54        --
     Customer C                                    98%


     INVENTORY - Inventory is valued at the lower of cost, determined on the first-in, first-out method, or market value. Inventory at December 31 consists of the following:


                                                     1996            1997
                                                  ----------       --------

     Raw materials and supplies                   $1,117,569       $562,254
     Finished goods                                   34,892         65,355
                                                  ----------       --------
                                                   1,152,461        627,609
     Less: obsolescence reserve                      397,889        240,609
                                                  ----------       --------
     Net inventory                                $  754,572       $387,000
                                                  ----------       --------
                                                  ----------       --------


     Inventories are periodically reviewed for obsolescence, overstock, and quality defects by physical examination and by comparing quantities on hand to forecasted future requirements. Items considered obsolete or overstock are written off. Items with quality defects are valued at net realizable value. In the fourth quarter of 1996, the Company determined that certain glass inventory, a portion of which the Company had successfully coated and sold earlier in 1996, had become stained by the packaging materials. The multiple washings which this glass required and the poor quality of output and high scrap rates made it economically unfeasible to attempt to coat this glass. Management had established an obsolescence reserve of $397,889, which has been charged to cost of sales in the fourth quarter of 1996 to reduce the carrying value of this glass to its estimated net realizable value if sold as uncoated scrap. No additional reserve was deemed necessary during 1997, and as of December 31, 1997, this reserve has been reduced to $240,609 because a portion of this glass was sold during 1997.

     The Company purchases substantially all of its raw glass, which is the majority of the raw materials used in the manufacture of its products, from a single source supplier. The Company believes that acceptable alternative sources of this material are available. During 1997, the Company began purchasing glass from a second supplier.

     EQUIPMENT HELD FOR SALE - Equipment held for sale at December 31, 1996 was carried at cost, including $17,000 of capitalized interest. During 1997, this equipment was transferred to construction-in-progress (see Note 2).

     MARKETABLE SECURITIES - Marketable securities consist of short-term U.S. government obligations and bear interest at 5.1 percent. These securities are restricted as a compensating balance on the $4,500,000 sale-leaseback financing of the P-3 production line (see Note 4).

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Cost includes expenditures for new equipment and incremental labor and direct costs incurred for construction of equipment modifications. Property and equipment includes approximately $209,000 and $474,000 of interest capitalized during the years ended December 31, 1996 and 1997 respectively. Property, other than manufacturing process equipment, is depreciated using the straight-line method over estimated useful lives of three to ten years. Manufacturing process equipment is depreciated using the units-of-production method, with such equipment's useful life estimated to be approximately ten years. Amortization of equipment under capital leases is over the shorter of the lease term or the economic useful life and is recorded as depreciation expense. Depreciation is not recorded on property not yet placed in service. Repairs and maintenance are charged to expense as incurred.

     IMPAIRMENT OF LONG-LIVED ASSETS - Management periodically reviews the carrying value of property and equipment and other long-lived assets for potential impairment by comparing its carrying value to the estimated undiscounted future cash flows expected to result from the use or disposal of these assets. Should the sum of the related expected future net cash flows be less than the carrying value, an impairment loss is recognized. An impairment loss is measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

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

     NET LOSS PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. This statement replaces the presentation of primary and fully diluted earnings per share
(EPS) with a presentation of basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 requires the restatement of prior periods to conform to the new computational guidelines. Accordingly, all per share amounts within these financial statements have been restated to comply with the new computational requirements. The effect of applying the new computational guidelines for 1996 was an increase from ($1.13) per share to ($1.15) per share.

     Basic net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. Diluted net loss per share is equal to basic net loss per share as common stock equivalents (consisting of stock options and warrants) are excluded from the computation because their effect is anti-dilutive.

     STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) application of the fair value recognition provisions of SFAS No. 123 to such arrangements.

     The Company has chosen to continue to account for stock-based compensation with employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 7).

     EXTRAORDINARY ITEM - The unamortized balance of deferred financing costs was written off upon repayment of the Bridge Notes in 1996, and has been classified as an extraordinary item in the 1996 statement of operations.

     FINANCIAL RISKS AND UNCERTAINTIES - The Company has disclosed in the financial statements certain financial risks and uncertainties to which it is subject: concentration of sales to a limited number of customers; few suppliers of raw materials; and use of estimates to review the carrying value of long-lived assets which may change in the future given the rapid technological changes associated with the industry in which the Company operates. The technology used in the Company's manufacturing equipment may be subject to rapid technological change within time frames not currently anticipated by the Company. It is reasonably possible that the Company's estimate of recoverability of the carrying value of its equipment will change in the future.

2.   EQUIPMENT CONTRACTS AND EQUIPMENT HELD FOR SALE

     In 1994, the Company entered into a joint venture agreement with the Shenzhen WABO Group Company, Limited (WABO) of Shenzhen, China. The joint venture company, known as the Shenzhen Fortune Conductive Glass Company, Ltd. (Fortune), was created to produce TN-grade ITO-coated glass for the Asian market.

     WABO provided cash to Fortune to purchase a glass coating system from the Company and for working capital purposes. The Company was accounting for the sale of the glass coating system using the completed contract method and recorded a down payment received from WABO of approximately $1,735,000 as a customer advance.

     The equipment was never shipped. During the quarter ended December 31, 1996, the Company was informed by WABO of their intention to dissolve the joint venture and cancel the related equipment purchase contract. While the Company has determined that certain write-downs were necessary as a result of the termination of this purchase contract (see Note 8), the Company intends to keep the glass coating system, which was a part of the equipment which was to have been sold to Fortune, and is currently in the process of modifying the system for its own use. All costs incurred for the machine are classified as construction-in-progress at December 31, 1996 and 1997. In April 1997, the Company received notice that arbitration proceedings had been commenced against it by WABO, claiming approximately $4,400,000 plus legal fees and costs. In January 1998, the Company and WABO negotiated a settlement which was approved by the Chinese arbitration board in February 1998. Under the terms of this settlement, the Company will pay WABO $1,500,000 in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract and related agreements.
The estimated cost of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. Of the $2,425,000 total, $1,735,435 is included in customer advances as of December 31, 1996 and 1997. The balance of $689,565 was recorded as an arbitration settlement expense during the year ended December 31, 1997.

     In 1996, the Company entered into an agreement to sell ITO coating equipment to its largest customer for a total contract price of $2,916,500. The Company received a down payment of $500,000 which is recorded as a customer advance at December 31, 1996. Delivery of the equipment was originally scheduled for the fourth quarter of 1996. This delivery was delayed, and the customer had requested the Company to install and operate the equipment in the Company's facilities during 1997. Costs incurred through December 31, 1996 are classified as equipment held for sale as of December 31, 1996. During the second quarter of 1997, the Company reached an agreement with the customer whereby the Company will keep the equipment and refund the deposit previously received (plus accrued interest) through credits against future glass purchases by the customer. The cost of this equipment has been reclassified to construction-in-progress at December 31, 1997.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:



                                                                     Estimated
                                                                    Useful Lives
                                                                      in Years                   1996                1997
                                                                    ------------              -----------         -----------

     Leasehold improvements                                           Up to 10                $ 1,676,037         $ 2,217,790
     Manufacturing process equipment                                     10                     5,589,383           6,482,779
     Construction-in-progress                                            N/A                    6,982,866           9,954,824
     Other manufacturing equipment                                        7                     1,413,892           1,556,640
     Fixtures                                                            3-7                      402,791             447,461
                                                                                              -----------         -----------
                                                                                               16,064,969          20,659,493
     Less accumulated depreciation and amortization                                             1,137,795           2,124,345

                                                                                              $14,927,174         $18,535,149
                                                                                              -----------         -----------
                                                                                              -----------         -----------


     Manufacturing process equipment, other manufacturing equipment, and fixtures includes assets under capital lease at costs of $312,632 and $378,094 and accumulated amortization of $79,665 and $131,012 at December 31, 1996 and 1997, respectively. Coating equipment valued at approximately $5,626,000 and included in construction-in-progress is the subject of a sale-leaseback agreement which has been accounted for as a financing transaction (see Note 4).

4.   NOTES PAYABLE, LONG-TERM DEBT, AND CAPITAL LEASE OBLIGATIONS

     Notes payable, long-term debt, and capital lease obligations at December 31 consist of the following:


                                                           1996         1997
                                                         --------   ----------

      Shareholder notes payable (A)                      $200,000   $1,270,200
      Sale-leaseback financing (B)                                   5,098,534
      Capital lease obligations (C)                       179,405      268,062
                                                         --------   ----------
                                                          379,405    6,636,796
      Less current maturities                              51,592    5,613,143
                                                         --------   ----------
      Long-term debt                                     $327,813   $1,023,653
                                                         --------   ----------
                                                         --------   ----------


     The carrying amounts of long-term debt approximate fair market value on December 31, 1996 and 1997, respectively. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

     (A) These notes are payable to a shareholder who is also a director. The $200,000 shareholder note payable bears interest at 10 percent, is unsecured, and is convertible, at the shareholder's option, into shares of the Company's common stock at a conversion rate of $2.00 per share. In January 1998, the shareholder who holds the note extended the due date of such note to January 1999. In connection with the issuance of this $200,000 note, warrants were issued to the shareholder to purchase up to 20,000 shares of the Company's common stock, exercisable from August 1994 to August 1998, at an exercise price of $2.00 per share. Interest payable on this note was $67,500 and $87,500 at December 31, 1996 and 1997, respectively. In September 1997, the Company entered into a loan agreement with the shareholder, whereby the shareholder loaned the Company an additional $1,000,000. The loan bears interest at 3.5 percent over the reference rate, as defined (8.5 percent at December 31, 1997), and is payable in monthly installments through September 1999. In connection with the loan, the Company issued to the shareholder warrants for the purchase of 100,000 shares of the Company's common stock at a price of $5.00 per share. The warrants are exercisable between September 1998 and September 2007. In November 1997, the loan was increased by $100,000, and warrants to purchase an additional 10,000 shares of common stock at $4.00 per share were issued. The value of the warrants has been deducted from the principal of the loan and recorded as a discount on debt issued (see Note 7). The shareholder notes payable are secured by an interest in substantially all of the fixed assets of the Company, except the P-3 line.

     (B) In February 1997, the Company entered into a sale-leaseback, which was treated as a financing transaction, for the coating equipment in construction-in-progress that was originally intended to be sold to Fortune. Under the terms of the agreement, the Company received proceeds of $4,500,000 of which $2,250,000 was invested in short-term U.S. government obligations as a compensating balance.

     (C) Capital lease obligations are secured by the underlying property and bear interest at effective interest rates of approximately 7.8 percent to 15.7 percent.

     In October 1997, the Company was unable to continue to make payments on the shareholder note and certain of its lease obligations. As of December 31, 1997, the Company was in default on the $1,100,000 shareholder loan and two leases which aggregated approximately $5,400,000, including the sale-lease back transaction on the Company's P-3 line. In February 1998, the Company cured the default on the shareholder loan by paying all principal and interest that was in arrears. The Company also renegotiated the loan, such that the term of the loan has been extended to February 2002. Based on curing the default and extending the term of the loan, the Company has classified the principal amount as current and long-term in accordance with the new payment schedule through February 2002. The Company has not yet resolved the defaults on the lease transactions. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. The total of such payments exceeds amounts previously recorded in the financial statements by approximately $900,000, and this additional liability has been recorded in the fourth quarter of 1997. Subsequent to December 31, 1997, the lessor demanded payment of such amounts and has requested the trustee holding the $2,250,000 in marketable securities which were being held as a compensating balance to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company. The Company is attempting to negotiate a settlement of these lease obligations at amounts less than the recorded amounts. Settlement of the lease defaults will require new financing. The Company is in discussions with prospective lenders to provide the new credit facility to fund the settlement of the defaulted lease obligations. Management expects to complete the settlement negotiations and obtain new financing arrangements during the second quarter of 1998. However, no assurance can be given that management will be able to negotiate an acceptable settlement or, if the Company is successful in negotiating an acceptable settlement, that the financing necessary to extinguish the obligations will be available, or be available on terms acceptable to the Company. The entire principal balances of these leases have been classified as current liabilities at December 31, 1997. The compensating balance of $2,250,000 in restricted marketable securities has also been recorded as a current asset as of December 31, 1997, as these funds have been used in 1998 to pay a portion of the principal owing under the leases.

     The principal maturities of long-term debt and minimum payments on capital lease obligations outstanding at December 31, 1997 are as follows:


                                         Long-Term      Capital
                                            Debt         Leases        Total
                                        ----------     ----------   ----------

Years ending December 31:
1998                                    $  322,866     $5,305,799   $5,628,665
1999                                       445,411         49,149      494,560
2000                                       245,411         27,742      273,153
2001                                       245,411          1,418      246,829
2002                                        40,901                      40,901
                                        ----------     ----------   ----------
                                         1,300,000      5,384,109    6,684,109
Less debt discount                          29,800                      29,800
Less amounts representing interest                         17,513       17,513
                                        ----------     ----------   ----------
                                        $1,270,200     $5,366,596    6,636,796
                                        ----------     ----------   ----------
                                        ----------     ----------   ----------


     Total interest, including amortization of financing fees, incurred in 1996 and 1997 was approximately $605,000 and $502,000, respectively. Of these amounts, approximately $226,000 and $474,000, respectively, were capitalized to construction-in-progress or equipment held for sale during 1996 and 1997.

   In December 1997, the Company obtained an $833,000 transaction-specific export working capital line of credit. Borrowings under the line bear interest at 10.5 percent per annum. No amounts were outstanding under the line at December 31, 1997. The line expires in December 1998 if not renewed. Borrowings under the line are secured by an interest in the Company's accounts receivable, inventory and fixed assets.

5.   INCOME TAXES

     For income tax purposes, the Company has U.S. federal net operating loss carryforwards of approximately $11,900,000 as of December 31, 1997. The carryforwards expire in various amounts during the years 2006 through 2012.

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

     The tax benefit of 1996 and 1997 operating losses have been offset by a valuation allowance because future realization of the net operating loss carryforwards is uncertain.

     A reconciliation of the tax benefit computed at statutory rates to the amounts recognized in the financial statements is as follows:


                                                    1996               1997
                                                 -----------       -----------

     Tax benefit computed at
             statutory rates                     $(1,686,000)      $(1,863,000)
      Effect of nondeductible items                  (44,000)           24,000
      Other                                            2,000            (4,000)
      Change in valuation allowance                1,728,000         1,843,000
                                                 -----------       -----------
                                                 $         -       $         -
                                                 -----------       -----------
                                                 -----------       -----------


     Temporary differences, tax carryforwards, and valuation allowances at December 31 consist of the following:


                                                    1996               1997
                                                 -----------       -----------

     Current:
     Inventory valuation reserves
      and other accruals                         $   243,000       $   731,000
     Impairment losses not currently
      deductible                                     776,000           565,000
     Valuation allowance                          (1,019,000)       (1,296,000)
                                                 -----------       -----------
                                                 $         -       $         -
                                                 -----------       -----------
                                                 -----------       -----------

     Noncurrent:
     Excess of tax over book
      depreciation and amortization              $  (370,000)      $  (345,000)
     Tax loss carryforward                         2,766,000         4,307,000
     Valuation allowance                          (2,396,000)       (3,962,000)
                                                 -----------       -----------
                                                 $         -       $         -
                                                 -----------       -----------
                                                 -----------       -----------


6.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE COMMITMENTS - The Company is obligated under a noncancelable operating lease for the rental of its office and manufacturing facility through July 2001. The lease contains provisions for payment of the facility operating expenses and real estate taxes as additional rents. During January 1996, the Company entered into an operating lease to rent additional manufacturing space for a term of ten years, with an option to renew the lease for another five years at the end of the initial term. This lease contains provisions for payment of the facility operating expenses and real estate taxes as additional rents. Rent expense for the years ended December 31, 1996 and 1997 was approximately $150,000 and $240,000, respectively.


Minimum lease payments due under these operating leases for the next five years are as follows:

Year ending December 31:



     1998                                                          $221,610
     1999                                                           221,610
     2000                                                           221,610
     2001                                                           185,672
     2002                                                           135,360


     CONTINGENCIES - In connection with the coating equipment that the Company was building for sale to the Chinese joint venture (see Note 2), the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. Due to the third party's failure to perform its obligations, the Company rescinded the contract and demanded that the third party refund all monies paid by the Company. The third party has asserted that the Company is liable to it for various costs incurred in connection with the production of the power supplies and has demanded payment of $240,000 in addition to amounts the Company has already paid under the contract. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. In the fourth quarter of 1997, this third party increased its demand for damages to $1,300,000. Management, in consultation with the Company's legal counsel, is of the opinion that the Company has valid defenses against the claims asserted by the third party. However, it is possible that the Company will be liable for amounts in addition to those already paid under the contract. Such amounts could be material but the Company is unable to estimate what amounts, if any, will ultimately be paid.

     In April 1997, the Securities and Exchange Commission (SEC) informed the Company that it was conducting an investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The Company has submitted documents to the SEC pursuant to requests from the SEC as part of the investigation. In the fourth quarter of 1997, the Company was informed by the SEC that they have expanded their investigation to include certain accounting and financial reporting irregularities prior to 1996 which the Company announced in October 1997. The investigation is in the preliminary stages and it is impossible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

     In May of 1997 the Company was served with two separate lawsuits against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs subsequently amended their complaint to make similar allegations with respect to the disclosures made by the Company in October of 1997. The plaintiffs in these actions are seeking class certification. Both suits were filed in the United States District Court for the District of Minnesota. In July of 1997 the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION. The Company has moved the Court for an order dismissing the action; however, it is not possible at this time to determine what impact, if any, this lawsuit will have on the Company's financial position or results of operations.

     In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates which are registered in his name which are currently in the possession of the Company. In October 1997, the Company filed a counterclaim alleging that Mr. Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Mr. Stevenson did not provide adequate consideration for such shares and, therefore, such shares were not properly issued. This suit is in the early stages of discovery and it is not possible to determine what impact, if any, its outcome could have on the Company's financial condition or results of operations.

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

     SUPPLEMENTARY LOSS PER SHARE - The Company utilized approximately $7,500,000 of the net proceeds from the initial public offering to retire debt and lines of credit outstanding. Had the Company issued a sufficient number of shares to retire this debt, approximately 940,000 shares at a net price of $8.04 per share after deducting offering costs, as of January 1, 1996, the net loss for the year ended December 31, 1996 would have been reduced by approximately $125,000 in interest expense on these borrowings, and supplementary basic and diluted loss per share for the year ended December 31, 1996 would have been $(1.03).

     AUTHORIZED SHARES - The Company's Articles of Incorporation authorize the issuance of 24,000,000 shares of common stock, no par value, and 6,000,000 undesignated shares, no par value. The Company's Board of Directors may designate any series and fix any relative rights and preferences of the undesignated stock.

     STOCK OPTIONS - On March 2, 1996, the Company's shareholders approved the amendment of the Company's 1992 Stock Option Plan (the Plan) to provide for the issuance of up to 625,000 shares of the Company's common stock under the Plan. Under the Plan, incentive stock options and nonqualified stock options may be granted to key employees and others at exercise prices not less then 85 percent of the fair market value of the underlying common stock at the date of grant. The Board of Directors establishes all terms and conditions of each grant. The following summarizes stock option activity related to the Employee Stock Option Plan:


                                                           Option Shares               Weighted
                                                   -------------------------------     Average
                                                   Outstanding         Exercisable  Exercise Price
                                                   -----------         -----------  --------------

      Balances at December 31, 1995                   76,250              39,126        $  3.40
      Granted                                         36,375                               6.20
      Canceled                                        (9,500)                              4.00
      Became exercisable                                                  14,449           3.40
                                                   ---------          ----------    -----------
      Balances at December 31, 1996                  103,125              53,575           4.36
      Granted                                        226,500                               4.02
      Canceled                                       (49,250)            (31,563)          2.60
      Exercised                                       (3,250)             (2,438)          2.00
      Became exercisable                                                  16,707           4.49
                                                   ---------          ----------    -----------
      Balances at December 31, 1997                  277,125              36,281        $  4.13
                                                   ---------          ----------    -----------
                                                   ---------          ----------    -----------

      The weighted average fair value of options granted during the years ended December 31, 1996 and 1997 was $4.13 and $2.96, respectively.


     The following table summarizes information concerning outstanding and exercisable options under the Plan as of December 31, 1997:


                                        Options Outstanding                     Options Exercisable
                               ----------------------------------------     -------------------------
                                  Number        Weighted-                      Number
                               Outstanding       Average      Weighted-     Exercisable     Weighted-
                                  as of         Remaining      Average         as of         Average
              Range of         December 31,    Contractual     Exercise     December 31,     Exercise
           Exercise Prices         1997       Life in Years     Price           1997          Price
       -------------------     ------------   -------------   ---------     ------------    ---------

       $   1.00 -  1.99           50,000            9.3        $  1.88              0
           2.00 -  3.99           19,750            6.3           2.50         14,750        $  2.00
           4.00 -  5.99          178,375            9.2           4.55         15,531           4.04
           6.00 -  7.99           26,500            8.6           6.14          5,375           6.02
           8.00 -  9.99              750            8.6           8.67            188           8.67
          10.00 - 11.99            1,250            8.4          10.78            313          10.78
          12.00 - 12.75              500            8.4          12.75            125          12.75
                                 -------                                       ------
                                 277,125                                       36,281
                                 -------                                       ------
                                 -------                                       ------


     In addition to the options granted under the Plan, during 1994, the Board of Directors granted an option to an unrelated party to purchase 6,875 shares of the Company's common stock at an exercise price of $4.00 per share.

     Also, during 1995, the Board of Directors granted currently exercisable options to purchase 5,000 shares of common stock at $4.00 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 15,000 shares of common stock). In addition, the Board of Directors granted options to purchase 15,000 shares of common stock at $4.00 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 45,000 shares of common stock), which vest over a three-year period commencing March 15, 1996. In 1997, the Board of Directors granted currently exercisable options to purchase 5,000 shares of common stock at $1.875 per share to one outside board member. In addition, the Board of Directors granted options to purchase 15,000 shares of common stock at $1.875 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 45,000 shares of common stock), which vest over a three-year period commencing April 2, 1998. All options granted to members of the Board of Directors expire ten years after the date of grant. Ten thousand of such options which had not vested expired during March 1996 upon the resignation of a member of the Board of Directors.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No compensation cost has been recognized for the stock options granted as the exercise price at least equalled the fair market value of the common stock at the date of grant. Had compensation cost, consistent with the provisions of SFAS 123, for the Company's stock option plan and options granted to the board of directors been determined based on the fair value at the grant date, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                1996                1997
                                            -----------         -----------

     Net loss - as reported                 $(4,816,317)        $(5,323,756)
                                            -----------         -----------
                                            -----------         -----------

     Net loss - pro forma                   $(4,848,236)        $(5,458,555)
                                            -----------         -----------
                                            -----------         -----------

     Basic and diluted loss per
     share - as reported                    $     (1.15)        $     (1.03)
                                            -----------         -----------
                                            -----------         -----------

     Basic and diluted loss per
     share - pro forma                      $     (1.16)        $     (1.05)
                                            -----------         -----------
                                            -----------         -----------


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996: dividend yield of 0 percent; expected volatility of 0 percent for all grants prior to the Company's initial public offering and 50 percent for all 1996 grants subsequent to the Company's initial public offering; risk-free interest rate of 5.75 percent to 6.75 percent; and expected lives of 10 years. Assumptions used for 1997 grants were: dividend yield of 0 percent; expected volatility of 59 percent; risk-free interest rate of 5.5 percent and expected lives of 10 years.

     STOCK WARRANTS - The Company has granted warrants in connection with certain debt financing obtained during 1992, 1993, 1995, and 1997 and in connection with common stock issued during 1993, 1994, and 1996.

     Warrants outstanding at December 31, 1996 and 1997 are as follows:


      NUMBER OF
       SHARES              EXERCISE
--------------------       PRICE PER             PERIOD
     1996      1997          SHARE              EXERCISABLE
----------  --------       --------     --------------------------------------

    49,250    10,867          $2.00     Through January 1998
   129,509   127,559           2.00     Through March 1998
    20,000    20,000           2.00     Through August 1998 (A)
    90,000    30,000           2.00     Through September 1998
    23,444    23,288           4.00     Through November 1998
    43,050    43,050           4.00     Through December 1998
    23,028    23,028           4.00     Through January 1999
     3,250     3,250           4.00     Through February 1999
    75,000    75,000           4.00     Through May 2003
   400,000   400,000           6.75     Through October 2000 (B)
    40,000    40,000           9.00     Through October 2000 (B)
   160,000   160,000          10.80     May 1997 to 2001 (C)
              15,000           2.00     March 1997 to 2002 (D)
             100,000           4.00     September 1998 to 2007 (E)
              10,000           4.00     February 1999 to September 2007 (E)
---------- ---------
 1,056,531 1,081,042
---------- ---------
---------- ---------


     (A) During the second quarter of 1997, the board of directors approved an extension of the expiration date of these warrants to August 1998. Based on the market price on the date of extension, no value was assigned to the extension.
     (B) These warrants were issued in connection with the issuance of Bridge Notes during fiscal 1995. In connection with this financing, the Company issued warrants to the purchasers of the Bridge Notes to purchase a total of 400,000 shares of the Company's common stock and to the selling agent of the Bridge Note financing warrants to purchase a total of 40,000 shares of the Company's common stock. The holders of the warrants may convert the warrants, at any time during the exercise period, into the number of shares of the Company's common stock obtained by dividing the differential between the then-current market price of the Company's common stock, as defined, and the warrant exercise price by such current market price of the Company's common stock. The Company has obtained a valuation of the warrants and has determined, based on such valuation, that the value of the warrants, if any, is not material to the financial statements.
     (C) These warrants were sold to the underwriter of the Company's initial public offering in June 1996 for a nominal price.
     (D) These warrants were issued in lieu of cash to an unrelated party who performed certain consulting services for the Company during 1997. The warrants have been valued at $12,000, the value of the services performed per the agreement with the third party.

     (E) These warrants were issued in connection with the shareholder loan obtained by the Company during the third and fourth quarters of 1997. The Company has obtained a valuation of the warrants and has determined, based on such valuation, that the value of the warrants is $33,800, which has been recorded as original issue discount.


8.   OTHER NONRECURRING CHARGES

     In the fourth quarter of 1996, the Company's joint venture partner, WABO, notified the Company of its intention to cancel the joint venture agreement and the related equipment purchase contract. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to Fortune and was also under development for the Company's own use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment has been written down to its fair value, which in some cases was determined as its cost less a restocking charge to the extent such equipment can be returned to the manufacturer. Equipment which had no foreseeable future value was written off. This resulted in a charge of approximately $1,800,000 in the fourth quarter of 1996, and an additional charge of approximately $111,000 in the first quarter of 1997.

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

  In addition, during the first quarter of 1997, the Company determined that as a result of refocusing its operations, a facility it had been leasing was no longer necessary. Leasehold improvements of $34,270 were written off in connection with the termination of the lease agreement. Equipment, which was determined to have no future value to the Company at March 31, 1997, was written down to its fair value, resulting in an impairment charge of $53,652.

9.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     Cash paid for interest was $484,160 and $279,257 for the years ended December 31, 1996 and 1997, respectively. Property acquired by capital lease was $40,083 for the year ended December 31, 1996. During 1997, the Company restructured a non-cancellable operating lease, converting it to a capital lease and obtaining equipment valued at $83,125. The remaining obligation under the operating lease, however, was $132,711, resulting in a non-cash loss of $49,586.

     As a result of the equipment sales contracts discussed in Note 2, assets classified as equipment held for sale to the Chinese joint venture at December 31, 1995 are classified within property and equipment at December 31, 1996. In addition, equipment held for sale at December 31, 1996 had been classified within property and equipment at December 31, 1995. The net effect of the changes in classification of these two assets was a noncash transfer from equipment held for sale to property, plant, and equipment of $3,060,314 in 1996. As a result of the cancellation of the second equipment contract during 1997, equipment held for sale at December 31, 1996 has been classified as property and equipment at December 31, 1997. The effect of this change was a noncash transfer from equipment held for sale to property and equipment of $907,812 during 1997.

     The Company is refunding the down payment obtained (plus accrued interest) on the cancelled equipment contract discussed above via credits against glass purchases by the customer. During 1997, a total of $239,967 in credits have been applied to accounts receivable from this customer. Customer advances and accrued interest payable have been reduced by the same amount.

     During 1996, the Company received equipment with an estimated fair value of $25,000 from a customer in lieu of payment on accounts receivable.

10.  SUBSEQUENT EVENTS

     In February 1998, the Company issued a $3,500,000 convertible note in a private financing transaction. The proceeds of the financing will be used primarily to fund the $1,500,000 settlement with WABO (see Note 2) and complete the construction and installation of the Company's P-2 and P-3 lines. The note bears interest at 10 percent per annum and matures in August 1999. All principal and accrued interest are payable at maturity, but may be prepaid at any time without penalty. The note and all accrued interest are convertible into shares of common stock of the Company at the option of the lender at any time up to 30 days following maturity, at a rate of $4.00 per share. The note is secured by an interest in substantially all of the fixed assets of the Company, except the P-3 production line which is the subject of a sale-leaseback transaction. In connection with this transaction, the Company issued to the lender a five-year warrant to purchase 1,225,000 shares of common stock of the Company at $4.00 per share.

     In February 1998, as consideration for extension of the $1,100,000 loan and modification of the security interest collateralizing the loan, the Company issued a warrant to a shareholder who is also a director to purchase 100,000 shares of common stock of the Company at $4.25 per share. The warrant is exercisable from February 1999 to September 2007.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent auditors during the two most recent fiscal years.

                                      PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

The following table sets forth certain information concerning each of the Company's directors and executive officers as of December 31, 1997:

            NAME         AGE                   POSITION
 Paul T. Fink  (1)(2)     42    President, Chief Executive Officer, and Director
 Judith E. Tucker         35      Chief Financial Officer, Secretary, Treasurer
 Robert S. Clarke (3)     54                   Director
 Steven King (1)(2)       52        Chairman of the Board, Director
 Frank Brantman (3)       53                   Director

(1) Member of Compensation Committee.
(2) Member of Governance Committee.
(3) Member of Audit Committee.

     The Board of Directors is divided into three classes, and directors serve for staggered three-year terms. Robert S. Clarke and Steven King serve in a class with a term expiring in 1998; Paul T. Fink serves in a class with a term expiring in 1999. Frank Brantman serves in a class with a term expiring in 2000. Officers serve at the discretion of the Board of Directors.

     PAUL T. FINK has been employed by the Company since January 1995. Mr. Fink joined the Company as Controller, was named Chief Financial Officer in February 1996 and was elected as a Director in March 1996. Mr. Fink was named President and Chief Executive Officer in August 1997. Prior to joining the Company, Mr. Fink was employed as the Chief Financial Officer of Vomela Specialty Company, St. Paul, Minnesota, from 1989 to 1994 and Com-Tal Machine and Engineering, Vadnais Heights, Minnesota, from 1984 to 1989. Mr. Fink was employed by McGladrey & Pullen, Certified Public Accountants, as an auditor from 1980 to 1984. Mr. Fink holds a Bachelor of Science degree in Accounting from the University of Minnesota, a Masters of Business Administration degree in Financial Management from the University of St. Thomas, and is also a Certified Public Accountant.

     JUDITH E. TUCKER joined the Company in July of 1997 in the position of controller. Ms. Tucker was named Vice President for Finance and Administration and Chief Financial Officer in

August 1997. Prior to joining the Company, Ms. Tucker was employed by Deloitte and Touche LLP, as an auditor from 1990 to 1997. Ms. Tucker holds a Bachelor of Science in Business (Accounting) from the University of Minnesota and is also a Certified Public Accountant.

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

     STEVEN KING has been a director of the Company since May 1993 and was elected Chairman of the Board in March 1997. Since 1986 Mr. King has been Chairman and CEO of Landscape Structures, Inc., of Delano, Minnesota, a company that creates and manufactures innovative play structures promoting early childhood development. Mr. King is also a registered architect.

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

ITEM 10 - EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer. No other employee of the Company received salary and bonus in excess of $100,000 for the covered periods:

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                       Compensation
                                                                          Awards
                                                                      --------------
                                          Annual Compensation           Securities
                                      -----------------------------     Underlying
 Name And Principal Position             Fiscal Year    Salary          Options (1)
 ---------------------------             -----------    ------        --------------
 Paul T. Fink . . . . . . . . . . .         1997        $ 112,215         125,000 (3)
       Chief Executive Officer
       and Director (2)

 David E. Stevenson . . . . . . . .         1996           86,719           --
       Former Chief Executive
       Officer and Chairman (4)             1995           81,560          25,000 (5)

(1) Number of shares of Common Stock subject to options granted during the year indicated.
(2)  Named Chief Executive Officer in August 1997.
(3) Options to purchase 125,000 shares were granted to Mr. Fink as part of his 1997 compensation as an officer and employee of the Company.
(4)  Resigned in March 1997.
(5) Options to purchase 25,000 shares were granted to Mr. Stevenson as part of his 1995 compensation as an officer and employee of the Company. These options expired unexercised in 1997.

EMPLOYMENT AGREEMENT

     The Company has executed an employment agreement with Paul T. Fink, its president. The agreement has an initial term through December 31, 1999, and automatically renews for successive one-year terms unless either party gives 60 days written notice of non-renewal. The agreement also provided for the issuance of options for the purchase of 100,000 shares of the Company's common stock to Mr. Fink upon execution of the agreement.

STOCK OPTIONS

     On December 15, 1992, the Board of Directors and shareholders of the Company adopted the 1992 Stock Option Plan (the "Plan") in order to provide for the granting of stock purchase options to employees and officers of the Company. The Plan permits the granting of incentive stock options meeting the requirements of Section 422A of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options which do not meet the requirements of such section. As amended by the Board of Directors and approved by the shareholders in February of 1996, the Company has reserved 625,000 shares of its common stock for issuance upon the exercise of options granted under the Plan. As of the date of this report, the Company has outstanding options to purchase an aggregate of 277,125 shares under the Plan.

OPTIONS GRANTED FOR THE YEAR ENDED DECEMBER 31, 1997

    The following table summarizes the options granted to named executive officers during the latest fiscal year:


                        OPTION GRANTS IN LAST FISCAL YEAR

                      Number of         % of Total
                      Securities         Options
                      Underlying        Granted to
                       Options         Employees in     Exercise     Expiration
      Name             Granted         Fiscal Year       Price          Date
 ---------------      ----------       ------------     --------   --------------
 Paul T. Fink            25,000            12%           $ 1.88       April 2007
                        100,000            48%             4.50      August 2007

AGGREGATE OPTION VALUES AT DECEMBER 31, 1997

     The following table sets forth certain information at December 31, 1997, as to options held by the Company's Chief Executive Officer:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                        Number Of Unexercised       Value Of Unexercised in the
                         Options At 12/31/97         Money Options at 12/31/97 (1)
     Name          Unexercisable   Exercisable       Unexercisable    Exercisable
 --------------    -------------   -----------       -------------    -----------
 Paul T. Fink            130,000         5,000         $ 64,375         $ 1,875

(1) The value of exercisable options is equal to the difference between the December 31, 1997 market price per share and the option exercise price per share multiplied by the number of shares subject to options.

COMPENSATION OF DIRECTORS

     Directors were paid $500 per meeting for attending meetings in 1997. All directors are reimbursed for their travel expenses incurred in attending Board meetings.

     During 1995, the Board of Directors granted currently exercisable options to purchase 5,000 shares of common stock at $4.00 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 15,000 shares of common stock). In addition, the Board of Directors granted options to purchase 15,000 shares of common stock at $4.00 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 45,000 shares of common stock), which vest over a three-year period commencing March 15, 1996. In 1997, the Board of Directors granted currently exercisable options to purchase 5,000 shares of common stock at $1.875 per share to one outside board member. In addition, the Board of Directors granted options to purchase 15,000 shares of common stock at $1.875 per share to each outside member of the Board of Directors (for options to purchase an aggregate of 45,000 shares of common stock), which vest over a three-year period commencing April 2, 1998. All options granted to members of the Board of Directors expire ten years after the date of grant. Ten thousand of such options which had not vested expired during March 1996 upon the resignation of a member of the Board of Directors. This director, who is a sitting judge, resigned prior to the Company's initial public offering due to an ethical conflict of interest relating to a judge serving on the board of a public company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 15, 1998 certain information regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5 percent of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all executive officers and directors of the Company as a group.

                                        SHARES BENEFICIALLY           PERCENT
        NAME AND ADDRESS                     OWNED (1)               OWNERSHIP
 DIRECTORS AND OFFICERS (2):
 Paul T. Fink (3)                             13,750                     *
 Judith E. Tucker                               --                      --
 Robert S. Clarke (4)                         25,000                     *
 Steven King (5)                             346,319                   6.62%
 Frank Brantman (6)                           10,000                     *
 All executive officers and
 directors as a group (5 persons) (7)        395,069                   7.55%

*    Less than 1%.
(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of the effective date of this filing, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group. Unless otherwise indicated, each person named or included in the group has sole voting and investment power with respect to the shares of common stock set forth opposite the shareholder's name.
(2) The address of each director and officer of the Company is 21875 Grenada Avenue, Lakeville, MN 55044.
(3) Represents 13,750 shares of common stock issuable pursuant to currently exercisable options.
(4) Represents 25,000 shares of common stock issuable pursuant to currently exercisable options.
(5) Includes (i) 25,000 shares of common stock issuable pursuant to currently exercisable options, (ii) 95,000 shares of common stock issuable pursuant to currently exercisable warrants, and (iii) 100,000 shares issuable upon conversion of outstanding promissory notes.

(6) Represents 10,000 shares of common stock issuable pursuant to currently exercisable options.
(7) Includes 268,750 shares issuable pursuant to currently exercisable options and warrants, and upon conversion of outstanding promissory notes.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Steven King, a director of the Company, made a loan to the Company in the original principal amount of $1,500,000 on May 1, 1995 for working capital and general corporate purposes. The note issued in connection with the loan bore interest from the date of issue at an annual rate of 3.75 percent in excess of the "Reference Rate" announced from time to time by First Bank National Association, and was secured by substantially all equipment and intellectual property of the Company. The note was subject to periodic payments of principal and accrued interest. The note was repaid without penalty in June 1996. In connection with this loan, warrants to purchase up to 75,000 shares of common stock were issued to Mr. King. The warrants are exercisable at any time after April 30, 1996, and expire on May 1, 2003. The exercise price of these warrants is $4.00 per share.

     In September 1997, Steven King made a loan to the Company in the amount of $1,000,000. The loan bears interest at 3.5 percent over the reference rate, as defined, and is payable in monthly installments through February 2002. In connection with the loan, the Company issued to Mr. King warrants for the purchase of 100,000 shares of the Company's common stock at a price of $5.00 per share. The warrants are exercisable between September 1998 and September 2007. In November 1997, Mr. King increased the loan by $100,000, and warrants to purchase an additional 10,000 shares of common stock at $4.00 per share were issued to him by the Company.

     In February 1998, as consideration for extension of the loan and modification of the security agreement collateralizing the loan, the Company issued warrants to purchase an additional 100,000 shares of common stock to Mr. King. These warrants are exercisable between February 1999 and September 2007 at a price of $4.25 per share.

     All of the above warrants provide for the automatic adjustment of the number of shares issuable upon exercise of the warrants, and of the exercise price, in certain events, including stock dividends, stock splits, reorganizations, reclassifications and the merger, consolidation or sale of all or substantially all of the assets of the Company. The warrants grant certain registration rights with respect to the stock issuable upon exercise of the warrants in the event the Company proposes to register any shares of its common stock under the Securities Act of 1933. These registration rights are not applicable under certain circumstances.

ITEM 13. EXHIBITS

(a)  Exhibits.

     The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.


EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

1.1 Representative's Warrant to purchase 160,000 shares of Common Stock, dated June 3, 1996, granted to John G. Kinnard and Company, Incorporated. *
3.1 Second Amended and Restated Articles of Incorporation of Photran Corporation, effective March 2, 1996*
3.2      Amended and Restated By-Laws of Photran Corporation, effective
         December 23, 1992 as amended through February 3, 1996. *
4.1 Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of Photran Corporation as amended. (See Exhibits 3.1 and 3.2 above.) *
4.2      Specimen of Common Stock Certificate. *
4.4 Form of Common Stock Purchase Warrant. Identical Common Stock Purchase Warrants in the amounts of 20,000 shares, 14,500 shares, 14,750 shares, 92,482 shares, and 52,627 shares were granted to R.J. Steichen & Company on November 1, 1992, December 1, 1992, January 5, 1993, February 19, 1993 and March 17, 1993, respectively. *
4.5 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock in the amounts of 20,000 shares and 60,000 shares were granted to a total of eleven individuals on August 8, 1993 and September 23, 1993, respectively. *
4.6 Form of Agent's Common Stock Purchase Warrant. Identical Agent's Common Stock Purchase Warrants in the amounts of 5,750 shares and 24,250 shares were granted to R.J. Steichen & Company on September 23, 1993 and September 24, 1993, respectively. *
4.7 Form of Stock Purchase Warrant. Identical Stock Purchase Warrants in the amounts of 23,444 shares, 44,519 shares, and 23,028 shares were granted to R.J. Steichen & Company on November 17, 1993, December 14, 1993, and January 31, 1994, respectively. *
4.8 Form of Stock Purchase Warrant for 75,000 shares of Common Stock, dated May 1, 1995, granted to Steven King. *
4.9 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock were granted to a total of 28 individuals on October 15, 1995 to purchase a total of 400,000 shares. *
4.10 Agent's Warrant to Purchase 40,000 shares of Common Stock, dated October 31, 1995, granted to John G. Kinnard and Company,
         Incorporated. *

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

4.12 Loan Agreement dated September 10, 1997 between Photran Corporation and Steven King. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)
4.13 Loan Agreement dated December 31, 1997 between Photran Corporation and Community National Bank **
10.1 Contract Agreement for the Joint Venture of Shenzhen Fortune Conductive Glass Company, Ltd., between Photran Corporation and Shenzhen Wabo (Group) Company, Limited. *
10.3 Office Warehouse Lease between Owobopte Rehabilitation Industries, Inc. and Photran Corporation dated July 1991. *
10.4     Photran Corporation 1992 Stock Option Plan. *
10.5 Form of Incentive Option Agreement. Identical Incentive Option Agreements were entered into with 66 employees for purchase of a total of 76,250 shares.*
10.7 Office Warehouse Lease between Sparta Foods, Inc. and Photran Corporation dated December 21, 1995. *
10.8     Equipment Lease between Textron and Photran Corporation dated June 21,
         1995.*
10.10 Equipment Lease Agreement between Photran Corporation and NBD Equipment Finance, Inc. dated February 13, 1997. (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)
10.11 Employment contract between Paul T. Fink and Photran Corporation dated August 1, 1997 (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)
10.12 Settlement Agreement between Shenzhen WABO Group Co., Ltd. and Photran Corporation dated January 17, 1998. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)
23.1     Consent of Deloitte & Touche LLP. **
27.1     Financial Data Schedule - 1997. **
27.2     Financial Data Schedule - 1996. **
---------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, declared effective May 29, 1996.
** Denotes document filed herewith.

(b)  Reports on Form 8-K.

       The Company filed a Form 8-K on November 5, 1997 concerning its lawsuit against its former president and founder, David E. Stevenson, alleging fraud, and announcing the possibility of further historical financial statement restatements.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                           PHOTRAN CORPORATION
Date:  March 31, 1998
                                                  By:         /s/ Paul T. Fink
                                                     -------------------------
                                                                  Paul T. Fink
                                                       Chief Executive Officer

                                                  By:     /s/ Judith E. Tucker
                                                     -------------------------
                                                              Judith E. Tucker
                                                       Chief Financial Officer

                                                  By:          /s/ Steven King
                                                     -------------------------
                                                                   Steven King
                                                         Chairman of the Board

                                                  By:     /s/ Robert S. Clarke
                                                     -------------------------
                                                              Robert S. Clarke
                                                                      Director

                                                  By:    /s/ Frank L. Brantman
                                                     -------------------------
                                                             Frank L. Brantman
                                                                      Director

                                 INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

1.1 Representative's Warrant to purchase 160,000 shares of Common Stock, dated June 3, 1996, granted to John G. Kinnard and Company, Incorporated. *
3.1 Second Amended and Restated Articles of Incorporation of Photran Corporation, effective March 2, 1996*
3.2 Amended and Restated By-Laws of Photran Corporation, effective December 23, 1992 as amended through February 3, 1996. *
4.1 Second Amended and Restated Articles of Incorporation and Amended and Restated By-Laws of Photran Corporation as amended. (See Exhibits 3.1 and 3.2 above.) *
4.2    Specimen of Common Stock Certificate. *
4.4 Form of Common Stock Purchase Warrant. Identical Common Stock Purchase Warrants in the amounts of 20,000 shares, 14,500 shares, 14,750 shares, 92,482 shares, and 52,627 shares were granted to R.J. Steichen & Company on November 1, 1992, December 1, 1992, January 5, 1993, February 19, 1993 and March 17, 1993, respectively. *
4.5 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock in the amounts of 20,000 shares and 60,000 shares were granted to a total of eleven individuals on August 8, 1993 and September 23, 1993, respectively. *
4.6 Form of Agent's Common Stock Purchase Warrant. Identical Agent's Common Stock Purchase Warrants in the amounts of 5,750 shares and 24,250 shares were granted to R.J. Steichen & Company on September 23, 1993 and September 24, 1993, respectively. *
4.7 Form of Stock Purchase Warrant. Identical Stock Purchase Warrants in the amounts of 23,444 shares, 44,519 shares, and 23,028 shares were granted to R.J. Steichen & Company on November 17, 1993, December 14, 1993, and January 31, 1994, respectively. *
4.8 Form of Stock Purchase Warrant for 75,000 shares of Common Stock, dated May 1, 1995, granted to Steven King. *
4.9 Form of Warrant for Purchase of Shares of Common Stock. Identical Warrants for Purchase of Shares of Common Stock were granted to a total of 28 individuals on October 15, 1995 to purchase a total of 400,000 shares. *
4.11 Agent's Warrant to Purchase 40,000 shares of Common Stock, dated October 31, 1995, granted to John G. Kinnard and Company, Incorporated. *

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------

4.12 Loan Agreement dated September 10, 1997 between Photran Corporation and Steven King. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)
4.13 Loan Agreement dated December 31, 1997 between Photran Corporation and Community National Bank **
10.1 Contract Agreement for the Joint Venture of Shenzhen Fortune Conductive Glass Company, Ltd., between Photran Corporation and Shenzhen Wabo (Group) Company, Limited. *
10.2 License Agreement between Photran Corporation and Applied Elastromerics dated May 30, 1991, as amended. *
10.3 Office Warehouse Lease between Owobopte Rehabilitation Industries, Inc. and Photran Corporation dated July 1991. *
10.4   Photran Corporation 1992 Stock Option Plan. *
10.5 Form of Incentive Option Agreement. Identical Incentive Option Agreements were entered into with 66 employees for purchase of a total of 76,250 shares.*
10.7 Office Warehouse Lease between Sparta Foods, Inc. and Photran Corporation dated December 21, 1995. *
10.8   Equipment Lease between Textron and Photran Corporation dated June 21,
       1995.*
10.10 Equipment Lease Agreement between Photran Corporation and NBD Equipment Finance, Inc. dated February 13, 1997. (incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)
10.11 Employment contract between Paul T. Fink and Photran Corporation dated August 1, 1997 (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)
10.12 Settlement Agreement between Shenzhen WABO Group Co., Ltd. and Photran Corporation dated January 17, 1998. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)
23.1   Consent of Deloitte & Touche LLP. **
27.1   Financial Data Schedule - 1997. **
27.2   Financial Data Schedule - 1996. **
---------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2, declared effective May 29, 1996.
** Denotes document filed herewith.