Form 10QSB
period 1998-03-31
PHOTRAN CORP
filed 1998-05-15
CIK 894906

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-QSB

(Mark One)
 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

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

Yes     X       No         .
   -----------    ---------


The number of the registrant's common shares outstanding as of May 15, 1998 was 5,356,024

     Transitional Small Business Disclosure Format (check one):

Yes             No    X    .
   -----------    ---------

                                PHOTRAN CORPORATION

                                    FORM 10-QSB

                                 TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                    Balance Sheets                                                           2

                    Statements of Operations                                                 3

                    Statements of Cash Flows                                                 4

                    Notes to Financial Statements                                            5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                       9

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                          15

Item 3.          Defaults Upon Senior Securities                                            16

Item 6.          Exhibits and Reports on Form 8-K                                           16

Signature page                                                                              17

Exhibit Index                                                                               18


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTRAN CORPORATION
                             BALANCE SHEETS (Unaudited)

                                                               MARCH 31,      DECEMBER 31,
                                                                 1998             1997
                                                             ------------   ---------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                   $     41,531   $     46,107
 Accounts receivable                                              589,118        722,113
 Inventory                                                        632,685        387,000
 Prepaid expense                                                  107,380         37,814
 Marketable securities, restricted                                             2,250,000
                                                             ------------   ------------
   Total current assets                                         1,370,714      3,443,034

PROPERTY AND EQUIPMENT, net                                    18,675,641     18,535,149
                                                             ------------   ------------
                                                             $ 20,046,355   $ 21,978,183
                                                             ------------   ------------
                                                             ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long term debt,
  notes payable, and capital lease obligations               $  3,552,252   $  5,613,143
 Borrowings under line of credit                                  561,490
 Accounts payable                                               1,601,263      1,804,846
 Accrued expenses                                                 645,972        713,893
 Customer advances and arbitration settlement payable           1,578,006      2,724,538
                                                             ------------   ------------
  Total current liabilities                                     7,938,983     10,856,420

LONG TERM DEBT, NOTES PAYABLE AND CAPITAL LEASE
 OBLIGATIONS, less current portion                              1,464,707      1,023,653
LITGATION SETTLEMENT ACCRUAL (Note 5)                           2,000,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

SHAREHOLDERS' EQUITY:
 Undesignated stock, no par value, 6,000,000 shares
  authorized, no shares issued
 Common stock, no par value, 24,000,000 shares authorized,
  5,356,024 and 5,230,303 shares issued and outstanding,
  respectively                                                 25,179,092     24,824,175
 Common stock issuable under arbitration settlement               925,000
 Accumulated deficit                                          (17,461,427)   (14,726,065)
                                                             ------------   ------------
    Total shareholders' equity                                  8,642,665     10,098,110
                                                             ------------   ------------
                                                             $ 20,046,355   $ 21,978,183
                                                             ------------   ------------
                                                             ------------   ------------

                                  See notes to financial statements.

                             PHOTRAN CORPORATION
                    STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                            -------------------------------
                                                                   1998             1997
                                                            ---------------   -------------
REVENUES                                                        $ 1,949,542    $   567,951
COST OF SALES                                                     1,668,351        917,732
                                                            ---------------   -------------
     Gross profit (loss)                                            281,191       (349,781)

OPERATING EXPENSES:
 Process and product development and engineering                    303,891        147,725
 General and administrative                                         492,192        276,618
 Selling and marketing                                              102,654        156,567
 Other nonrecurring charges                                                        198,710
                                                            ---------------   -------------
  Total operating expenses                                         898,737        779,620
                                                            ---------------   -------------
LOSS FROM OPERATIONS                                               (617,546)    (1,129,401)

INTEREST EXPENSE (INCOME), net                                       19,904         (1,938)
LITIGATION SETTLEMENT EXPENSE (Note 5)                            2,100,000
OTHER INCOME, net                                                    (2,088)        (3,785)
                                                            ---------------   -------------
NET LOSS                                                        $(2,735,362)   $(1,123,678)
                                                            ---------------   -------------
                                                            ---------------   -------------

BASIC AND DILUTED LOSS PER
 COMMON SHARE                                                   $     (0.52)   $     (0.22)
                                                            ---------------   -------------
                                                            ---------------   -------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                               5,278,382      5,155,770
                                                            ---------------   -------------
                                                            ---------------   -------------





                         See notes to financial statements.

                                PHOTRAN CORPORATION
                        STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                -------------------------------
                                                                       1998           1997
                                                                ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $(2,735,362)   $(1,123,678)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization - property and
         equipment                                                      292,472        178,682
       Non-cash litigation settlement expense                         2,000,000
   Changes in assets and liabilities that provided (used) cash:
      Accounts receivable                                              (170,365)       (29,025)
      Inventory                                                        (245,685)       167,217
      Equipment held for sale                                                         (545,722)
      Prepaid expenses                                                  (69,566)       (51,694)
      Accounts payable                                                 (203,583)        52,372
      Accrued expenses                                                   13,907       (460,363)
                                                                ----------------  -------------
         Cash used in operating activities                           (1,118,182)    (1,812,211)

CASH FLOWS FROM INVESTING ACTIVITIES
   Property additions                                                  (305,049)      (803,092)
   Purchases of investments                                                         (2,250,000)
                                                                ----------------  -------------
     Cash used in investing activities                                 (305,049)    (3,053,092)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable and long-term debt                       700,000      4,500,000
   Payments of notes payable and long-term debt                        (101,627)       (57,825)
   Borrowings under line of credit, net                                 561,490
   Common stock issued                                                  258,792          4,000
                                                                ----------------  -------------
     Cash provided by financing activities                            1,418,655      4,446,175
                                                                ----------------  -------------

DECREASE IN CASH                                                         (4,576)      (419,128)

CASH AT BEGINNING OF PERIOD                                              46,107      2,038,955
                                                                ----------------  -------------

CASH AT END OF PERIOD                                               $    41,531    $ 1,619,827
                                                                ----------------  -------------
                                                                ----------------  -------------




                         See notes to financial statements.

                                PHOTRAN CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and reflect all adjustments consisting of normal recurring adjustments (except the litigation settlement accrual), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, filed with the SEC as part of the Company's Annual Report on Form 10-KSB.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses aggregating $17,461,427 since its inception, and incurred negative cash flows from operating activities of $1,118,182 for the quarter ended March 31, 1998. In addition, at March 31, 1998, the Company had a working capital deficiency of $6,568,269. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 3, at March 31, 1998, the Company was not in compliance with the terms of two lease agreements and has been unable to cure or obtain waivers for the defaults. Accordingly, the balance of these lease obligations (approximately $3,100,000) has been classified as a current liability. In addition, as described in Notes 5 and 6, the Company is currently under investigation by the Securities and Exchange Commission (SEC), and is the defendant in a number of legal actions which have been tentatively settled as of the filing date of this report. However, significant management time and financial resources could be required to completely resolve these matters.

     The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations including, legal defense costs which could be significant, on a timely basis, to comply with the terms and conditions of its financing agreements, to obtain additional financing or refinancing as may be required, to achieve acceptable resolutions of the defaulted lease obligations, the SEC investigation and the various other legal actions, and ultimately attain sales and operating levels sufficient to support its cost structure.

     Management is continuing its efforts to obtain additional financing so the Company can meet its obligations and sustain its operations. As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $41,531 and net accounts receivable of $589,118, as well as an $833,000 transaction-specific working capital line of credit against which there were borrowings of $561,490 outstanding as of March 31, 1998. Subsequent to March 31, 1998, the Company received advances totaling approximately $2,300,000 from a $3,500,000 first quarter 1998 private debt placement under which the Company received $700,000 in the first quarter of 1998 (see Note 3). These advances were used primarily to fund the $1,500,000 settlement with the Company's former Chinese joint venture partner. The Company believes that its existing sources of liquidity and anticipated funds from operations, combined with the remaining $500,000 net proceeds to be received from the private debt placement, will be insufficient to satisfy the Company's projected working capital and capital expansion requirements for 1998, and the Company will need to seek additional

                                PHOTRAN CORPORATION
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


     debt or equity financing. The Company will also require additional debt or equity financing to resolve the defaults on certain of its leases. As discussed in Note 3, the Company is attempting to secure additional debt or equity financing to meet its cash flow needs, including the defaulted lease obligations. There can be no assurance that the necessary financing will be available or be available on terms acceptable to the Company.

2.   INVENTORIES

     Inventories consist of the following:

                                                  March 31,     December 31,
                                                     1998           1997
                                               -------------   ---------------
     Raw materials and supplies at cost          $  695,448       $  562,254
     Finished goods                                 165,050           65,355
                                               -------------   ---------------
                                                    860,498          627,609
     Less obsolescence reserve                      227,813          240,609
                                               -------------   ---------------
                                                 $  632,685       $  387,000
                                               -------------   ---------------
                                               -------------   ---------------


3.   LONG-TERM DEBT AND CAPITAL LEASES

     In February 1998, the Company issued a $3,500,000 convertible note in a private financing transaction. As of March 31, 1998, $700,000 in proceeds had been received by the Company. Additional advances totalling approximately $2,300,000 were received subsequent to March 31, 1998, and were used primarily to fund the $1,500,000 settlement with the Company's former Chinese joint venture partner. The remaining $500,000 will be advanced by the lender as needed by the Company to sustain its operations and to complete the construction and installation of the Company's P-2 and P-3 production lines. The note bears interest at 10 percent per annum and matures in August 1999. All principal and accrued interest are payable at maturity, but may be prepaid at any time without penalty. The note and all accrued interest are convertible into shares of common stock of the Company at the option of the lender at any time up to 30 days following maturity, at a rate of $4.00 per share. The note is secured by an interest in substantially all of the fixed assets of the Company, except the P-3 production line which is the subject of a sale-leaseback transaction. In connection with this transaction, the Company issued to the lender five-year warrants which vest in proportion to the funds advanced to purchase a total of 1,225,000 shares of common stock of the Company at $4.00 per share. Original issue discount of approximately $90,000 has been recorded as interest in the first quarter and has been capitalized to construction in progress.

     In October 1997, the Company was unable to continue to make payments on certain of its lease obligations. As of December 31, 1997, the Company was in default on two leases which aggregated approximately $5,400,000, including the sale-lease back transaction on the Company's P-3 line. The Company has not yet resolved the defaults on these transactions. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. During the first quarter of 1998, the lessor demanded payment of such amounts and requested the trustee holding the $2,250,000 in marketable securities which were being held as a compensating balance to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company. The Company is attempting to negotiate a settlement of these lease obligations at amounts less than the recorded amounts. Settlement of the lease defaults will require new financing. The Company is in discussions with prospective lenders to provide the new credit facility to fund the settlement of the defaulted lease obligations. Management expects to complete the settlement negotiations and obtain new financing arrangements during the second quarter of 1998. However, no assurance can be given that management will be able to negotiate an acceptable settlement or, if the Company is successful in negotiating an acceptable settlement, that the financing necessary to extinguish the obligations will be available, or be available on terms acceptable to the

                                PHOTRAN CORPORATION
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


     Company. The remaining gross lease payments, including past due payments, under these leases of approximately $3,100,000 have been classified as current liabilities at March 31, 1998.

     In the third and fourth quarters of 1997, the Company obtained a loan from a shareholder who is also a director in the amount of $1,100,000. In connection with the loan, the Company issued to the shareholder warrants for the purchase of 110,000 shares of the Company's common stock at a price of $4.00 per share. The warrants are exercisable between September 1998 and September 2007. In February 1998, as consideration for extension of the $1,100,000 loan and modification of the security agreement collateralizing the loan, the Company issued a warrant to the shareholder to purchase 100,000 shares of common stock of the Company at $4.25 per share. The warrant is exercisable from February 1999 to September 2007. The estimated fair value of the warrant, as determined by a third party, is not material.

4.   CUSTOMER ADVANCES AND ARBITRATION SETTLEMENT PAYABLE

     The Company and its former Chinese joint venture partner, Shenzhen WABO Group Company Limited (WABO) finalized a negotiated settlement in January 1998 which was approved by the Chinese arbitration board in February 1998. Under the terms of the settlement, the Company was required to pay WABO $1,500,000 in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The cash portion of this settlement is recorded as a current liability as of March 31, 1998. The value of the stock issuable under the settlement is recorded in stockholders' equity as of March 31, 1998. The cash (see Note 3) and common stock were delivered to WABO subsequent to March 31, 1998.

5.   LITIGATION SETTLEMENT ACCRUAL

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

     In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 (based on a Black-Scholes valuation) to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the mediation, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between the date of the tentative settlement and final approval by the court. The settlement is also contingent upon the Company's common stock becoming listed on a stock exchange and the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement.

6.   COMMITMENTS AND CONTINGENCIES

     In connection with the coating equipment that the Company was building for sale to its former Chinese joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The Company terminated the contract in March 1997. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. The third party's demand for damages was $1,300,000.

                                PHOTRAN CORPORATION
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


     Subsequent to March 31, 1998, the Company reached a settlement with the vendor whereby the Company will give the vendor cash and equipment in exchange for a promissory note payable to the Company. The impact of this settlement on the quarter ended March 31, 1998 was a charge of $50,000, which has been recorded as litigation settlement expense.

     In April 1997, the Securities and Exchange Commission (SEC) informed the Company that it was conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The Company has submitted documents to the SEC pursuant to requests from the SEC as part of the investigation. The SEC has also interviewed current and former employees of the Company. In the fourth quarter of 1997, the Company was informed by the SEC that is has expanded its investigation to include certain accounting and financial reporting irregularities prior to 1996 which the Company announced in October 1997. The investigation is in the preliminary stages and it is not possible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

     In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates registered in his name which are currently in the possession of the Company. In October 1997, the Company filed a counterclaim alleging that Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Stevenson did not provide adequate consideration for such shares and that therefore they are not properly issued. In connection with the tentative settlement reached in the shareholder class action lawsuit discussed in
     Note 5 above, the Company and Mr. Stevenson have agreed to dismiss all claims against each other upon the closing of the settlement of the shareholder case.

7.   ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which became effective for the Company on January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive loss for the three months ended March 31, 1998 and 1997 was $2,735,362 and $1,123,678, respectively.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which became effective for the Company on January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will not significantly impact the current level of segment disclosures made by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements of the Company included within this report have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See further discussion at "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

REVENUES

     For the quarter ended March 31, 1998, net sales increased to $1,949,542 from $567,951 for the quarter ended March 31, 1997. Revenues consisted primarily of gross sales of TN grade ITO coated glass. The increase in revenue is due to a combination of an 80 percent increase in unit sales and a per unit selling price increase due to a change in customer mix. During the first quarter of 1997, the Company's principal customer accounted for 93 percent of the Company's revenues and was supplying the raw glass, paying only for the coating applied by the Company. In the first quarter of 1998, this customer accounted for 33 percent of the Company's revenues. Two other customers who accounted for 34 percent and 27 percent, respectively, of the Company's revenues, did not supply their own glass and prices charged these customers were therefore higher. The increase in unit sales is due primarily to a 50 percent increase in production output from the Company's P-1 production line and in part to the Company's P-2 production line, which began operating at approximately 30 percent capacity in March 1998.

     The Company expects the market price for TN grade ITO coated glass will remain stable for the foreseeable future. The Company expects to expand its productive capacity in 1998 with the completion of its P-3 production line, and is actively pursuing additional selling agents and new customers to obtain orders to fill this capacity once the line becomes operational. Based on recent discussions with its Asian selling agents and current customers, however, management expects a decrease in revenues during the second quarter of 1998 compared to the first quarter of 1998 due to a slowdown in deliveries to its current customers. Based on these discussions, management believes this slowdown is temporary and expects deliveries to existing customers to resume their previous levels in the third quarter of 1998. In addition, management anticipates further growth in revenue from the sale of ITO coated glass in the second half of 1998 following the addition of productive capacity.

GROSS PROFIT (LOSS)

     Gross profit was $281,191 for the quarter ended March 31, 1998, compared to gross loss of $349,781 for the quarter ended March 31, 1997. The improvement in margins was due primarily to the change in customer mix discussed above, as the Company realized profit on the cost of the glass sold as well as the cost of the coating. In addition, increased production levels in 1998 resulted in manufacturing efficiencies which reduced per unit coating costs by approximately 7 percent. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

PROCESS AND PRODUCT DEVELOPMENT

     Process and product development and engineering expenses increased to $303,891 in the first quarter of 1998 from $147,725 in the first quarter of 1997. These expenses consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. The increase in 1998 was due primarily to increased personnel and facilities expenses incurred while the Company undertook the installation and manufacturing process development on its P-2 line. During the first quarter of 1997, certain of the indirect costs associated with such equipment were capitalized as a cost of equipment being manufactured for sale. During the second quarter of 1997, the equipment sale contract was cancelled, and the P-2 line was installed in the Company's facility. Costs incurred during 1998 related to the installation and manufacturing process development were expensed. The Company anticipates that product and process development and engineering expenses will continue at approximately current levels in the future as the Company adds productive capacity and develops its manufacturing processes for new equipment and new products.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $492,192 for the quarter ended March 31, 1998 from $276,618 for the quarter ended March 31, 1997. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The increase is primarily a result of increased professional fees related to various legal matters in which the Company is involved. Most of these issues have been settled, although some only tentatively, and the Company expects future legal fees to be less than they were during the first quarter of 1998. See further discussion these matters in Part II, Item 1. Legal Proceedings.

SELLING AND MARKETING

     Selling and marketing expenses decreased to $102,654 for the quarter ended March 31, 1998 from $156,567 for the quarter ended March 31, 1997. These expenses consisted principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. The change is due to decreases in salaries, trade shows and consulting fees, offset partially by increases in sales commissions to independent sales agents. Because sales commissions are the most significant component of this category, the Company expects selling expenses to increase as revenues increase during the remainder of 1998. The Company also plans to increase staffing in its sales and marketing department later in 1998 to better analyze the market demand for the various new products it is planning to introduce in the future.

OTHER NONRECURRING CHARGES

     In the fourth quarter of 1996, the Company's Chinese joint venture partner notified the Company of its intention to cancel the joint venture agreement and a related equipment purchase contract with the Company. In connection with the cancellation of the equipment purchase contract, the Company determined that certain equipment which was to have been sold to the joint venture and equipment that was under development for the Company's use was no longer economically feasible or did not fit the Company's current manufacturing needs. This equipment, which the Company determined had no foreseeable future value, was deemed to be impaired and costs of $110,788 relating to this equipment that were incurred during the quarter ended March 31, 1997 were written off.

     In addition, the Company determined that as a result of refocusing its operations, a facility it had been leasing was no longer necessary. Leasehold improvements of $34,270 were written off in connection with the termination of the lease agreement. Equipment which was determined to have future value to the Company at March 31, 1997 has been written down to its fair value, resulting in an impairment charge of $53,652.

 NET INTEREST EXPENSE

      For the quarter ended March 31, 1998, the Company had net interest expense of $19,904 compared to net interest income of $1,938 for the quarter ended March 31, 1997. The increase in net expense is due largely to the interest the Company is incurring on borrowings under the working capital line of credit which the Company obtained in December 1997. Interest on long term debt being used to finance capital expansion is capitalized into construction in progress. The Company anticipates that net interest expense will increase in the future as long-term borrowings increase and as construction projects become completed and such interest amounts can no longer be capitalized.

LITIGATION SETTLEMENT EXPENSE

  In May of 1997 two separate lawsuits were commenced against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs in these actions are seeking class certification. Both suits were filed in the United States District Court for the District of Minnesota. In July 1997, the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION.

  In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 (based on a Black-Scholes valuation) to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the mediation, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between the date of the tentative settlement and final approval by the court. The settlement is also contingent upon the Company's common stock becoming listed on a stock exchange and the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement.

  In connection with the coating equipment that the Company was building for sale to its former Chinese joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The Company terminated the contract in March 1997. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. The third party's demand for damages was $1,300,000. Subsequent to March 31, 1998, the Company reached a settlement with the vendor whereby the Company will give the vendor cash and equipment in exchange for a promissory note payable to the Company. The impact of this settlement on the quarter ended March 31, 1998 was a charge of $50,000, which has been recorded as litigation settlement expense.


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


LIQUIDITY AND CAPITAL RESOURCES

   The Company has incurred cumulative losses aggregating $17,461,427 since its inception, and incurred negative cash flows from operating activities of $1,118,182 for the quarter ended March 31, 1998. In addition, at March 31, 1998, the Company had a working capital deficiency of $6,568,269. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   At March 31, 1998, the Company was not in compliance with the terms of two lease agreements and has been unable to cure or obtain waivers for the defaults. The Company has not yet resolved the defaults on the lease transactions. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. During the first quarter of 1998, the lessor demanded payment of such amounts and requested the trustee holding the $2,250,000 in marketable securities which had been held as a compensating balance to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company. The Company is attempting to negotiate a settlement of these lease obligations at amounts less than the recorded amounts. Settlement of the lease defaults will require new financing. The Company is in discussions with prospective lenders to provide the new credit facility to fund the settlement of the defaulted lease obligations. Management expects to complete the settlement negotiations and obtain new financing arrangements during the second quarter of 1998. However, no assurance can be given that management will be able to negotiate an acceptable settlement or, if the Company is successful in negotiating an acceptable settlement, that the financing necessary to extinguish the obligations will be available, or be available on terms acceptable to the Company.

   Management is continuing its efforts to obtain additional funds so the Company can meet its obligations and sustain its operations. As of March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $41,531 and net accounts receivable of $589,118, as well as an $833,000 transaction-specific working capital line of credit against which there were borrowings of $561,490 outstanding as of March 31, 1998. Subsequent to March 31, 1998, the Company received advances totaling approximately $2,300,000 from a $3,500,000 first quarter 1998 private debt placement (see below). These advances were used primarily to fund the $1,500,000 settlement with the Company's former Chinese joint venture partner. The Company believes that its existing sources of liquidity and anticipated funds from operations, combined with the remaining $500,000 net proceeds to be received from the private debt placement, will be insufficient to satisfy the Company's projected working capital and capital expansion requirements for 1998, and the Company will need to seek additional debt or equity financing. The Company will also require additional debt or equity financing to resolve the defaults on certain of its leases. There can be no assurance that the necessary financing will be available or be available on terms acceptable to the Company.

  The net cash used in operating activities for quarter ended March 31, 1998 was $1,118,182 due principally to the net loss for the period which was partially offset by non-cash charges for depreciation and litigation settlement expenses. Increases in accounts receivable and inventory and decreases in accounts payable also used approximately $600,000 in cash during the first quarter of 1998. The net cash used in operating activities for the quarter ended March 31, 1997 was $1,812,211 due principally to the net loss for the period which was partially offset by non-cash charges for depreciation expense. Expenditures for equipment held for sale and decreases in accrued expenses also used approximately $1,000,000 in cash during the first quarter of 1997.

      Cash used in investing activities was $305,049 for the quarter ended March 31, 1998 compared to $3,053,092 for the quarter ended March 31, 1997. In both periods, this cash was used for the purchase of equipment and leasehold improvements. In the quarter ended March 31, 1997, $2,250,000 was used to purchase investments in connection with the Company's $4,500,000 sale-leaseback of the P-3 line.

      Cash provided by financing activities was $1,418,655 during the quarter ended March 31, 1998, and consisted primarily of borrowings under the Company's working capital line of credit, and receipt of $700,000 of the proceeds under a $3,500,000 private debt placement. In February 1998, the Company issued a $3,500,000 convertible note in a private financing transaction. As of March 31, 1998, $700,000 in proceeds had been received by the Company. Additional advances totaling approximately $2,300,000 were received subsequent to March 31, 1998, and were used primarily to fund the $1,500,000 settlement with the Company's former Chinese joint venture partner. The remaining $500,000 will be advanced by the lender as needed by the Company to sustain its operations and to complete the construction and installation of the Company's P-2 and P-3 lines. The note bears interest at 10 percent per annum and matures in August 1999. All principal and accrued interest are payable at maturity, but may be prepaid at any time without penalty. The note and all accrued interest are convertible into shares of common stock of the Company at the option of the lender at any time up to 30 days following maturity, at a rate of $4.00 per share. The note is secured by an interest in substantially all of the fixed assets of the Company, except the P-3 production line which is the subject of a sale-leaseback transaction. In connection with this transaction, the Company issued to the lender five-year warrants which vest in proportion to the funds advanced to purchase a total of 1,225,000 shares of common stock of the Company at $4.00 per share.

   Cash provided by financing activities of $4,446,175 for quarter ended March 31, 1997 consisted primarily of $4,500,000 in proceeds from the Company's sale-leaseback of the P-3 line. Under the terms of the agreement, the Company received proceeds of $4,500,000 of which $2,250,000 was restricted and $2,250,000 was available to the Company.


OUTLOOK

  During 1997 the Company installed a new management team consisting of its new President and new Vice Presidents for Finance, Technology, and Manufacturing. The new management team, together with the Company's Board of Directors, has taken several steps to refocus the Company's efforts. The Company terminated several engineering projects that did not directly relate to the installation of additional coating equipment at the Company's facilities. In an effort to focus all of the Company's personnel on manufacturing activities and the development and refinement of core deposition technologies, in March of 1997 the Company also terminated 21 employees, and reassigned several others. In addition, restructuring of manufacturing shifts and process modifications made to the P-1 line have resulted in a significant increase in production output. Moreover, the Company has expanded its customer base and reduced its dependence on a single customer. The Company's customer base remains limited, however, and management is aggressively pursuing additional customers and new product lines to reduce its exposure to fluctuations in the demand from any one customer or product.

     In 1997 the Company's management and board spent a significant portion of its time and efforts investigating financial and accounting irregularities allegedly perpetrated by its former president, restating its financial statements, and addressing matters relevant to the joint venture arbitration, the SEC investigation, the securities class action litigation, and the litigation with its former president. The Company has completed the very detailed and exhaustive investigation and previously restated its financial statements to reflect the results of the investigation. In addition, the Company has reached a favorable settlement with its former joint venture partner and obtained the resources to fund that settlement. In 1998, the Company reached tentative settlements with the plaintiffs in the other litigation matters (see Part II, Item 1 - Legal Proceedings). However, it is possible that Company management may need to continue to devote time and resources to obtain the final resolution of such legal matters.

    Based on discussions with customers, independent sales representatives and glass suppliers, the Company believes that the strong demand for its ITO coated glass will continue in 1998. The Company has experienced some delays in delivery schedules at the request of its customers during the second quarter, which has negatively impacted the Company's cash flows in the short term. Based on discussions with its customers, the Company believes this slowdown is short-term, and that delivery schedules will resume their previous levels in the third quarter. The Company has made some cutbacks in its production staff in an attempt to minimize the impact of the short-term slowdown, but has determined that the Company will need additional financing to maintain its timeline for the completion of the P-3 production line. The Company is currently pursuing such financing with potential investors, but there can be no assurance that such financing will be available or be available on terms acceptable to the Company. The Company also is continuing to work on the development of additional products for introduction in 1998, however, management expects that TN grade ITO coated glass sales will continue to generate the majority of the Company's revenues in 1998.


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

       The Company's future operating results may fluctuate significantly due to factors such as the timing of new product announcements and introductions by the Company, its major customer and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, inventory obsolescence and asset impairments, competitive pricing pressures, the gain or loss of significant customers, increased product and process development costs associated with new product introductions, the timely completion of construction and installation of new manufacturing equipment, the impact of pending litigation and general economic conditions. All of the above factors are difficult for the Company to forecast, and these and other factors may materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's current expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's financial condition and operating results.

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF PENDING AND THREATENED LITIGATION, INADEQUATE WORKING CAPITAL, CURRENT DEFAULT UNDER CAPITAL LEASES AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS," AND
IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company Limited
(WABO), of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. The Company and WABO finalized a negotiated settlement in January 1998 which was approved by the Chinese arbitration board in February 1998. Under the terms of the settlement, the Company paid WABO $1,500,000 in cash and issued 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998. The cash and common stock were delivered to WABO subsequent to March 31, 1998.

   In connection with the coating equipment that the Company was building for sale to its former Chinese joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The Company terminated the contract in March 1997. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. The third party's demand for damages was $1,300,000. Subsequent to March 31, 1998, the Company reached a settlement with the vendor whereby the Company will provide the vendor cash and equipment in exchange for a promissory note payable to the Company. The impact of this settlement on the quarter ended March 31, 1998 was a charge of $50,000, which has been recorded as litigation settlement expense.

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

   In May of 1997 two separate lawsuits were commenced against the Company, certain officers and directors of the Company, and the Company's former president. These lawsuits were filed by certain purchasers of the Company's common stock alleging that the Company's actions with respect to the financial and accounting irregularities announced by the Company in March of 1997 artificially inflated its stock price between May 29, 1996 and March 24, 1997. The plaintiffs in these actions are seeking class certification. Both suits were filed in the United States District Court for the District of Minnesota. In July 1997, the court consolidated these lawsuits into a single action captioned IN RE PHOTRAN CORPORATION SECURITIES LITIGATION.

   In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the mediation, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between now and final approval by the court. The settlement is also contingent upon the Company's common stock becoming listed on a stock exchange and the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement.

   In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates registered in his name which are currently in the possession of the Company. In October 1997, the Company filed a counterclaim alleging that Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Stevenson did not provide adequate consideration for such shares and that therefore they are not properly issued. In connection with the tentative settlement reached in the shareholder class action lawsuit discussed above, the Company and Mr. Stevenson have agreed to dismiss all claims against each other upon the closing of the settlement of the shareholder case.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In October of 1997, the Company became unable to continue making principal and interest payments on the $4,500,000 lease financing entered into in the first quarter of 1997. The lender has exercised its rights under the terms of the lease and accelerated payment of all remaining lease payments. The Company is currently in default on this lease in the amount of approximately $3,100,000.

ITEM 6.

a.   Exhibits

     4.14  Amendment of Loan Agreement dated February 9, 1998 between Photran
           Corporation and Steven King.
     4.15  Form of Stock Purchase Warrant for 100,000 shares of Common Stock, dated February 9, 1998, granted to Steven King. Identical warrants to purchase 110,000 shares of common stock at $4.00 per share were also granted to Mr. King.
     4.16  Agreement for Purchase and Sale dated February 9, 1998, between
           Photran Corporation and St. James Capital Partners, L.P.
     4.17  Convertible Promissory Note dated February 9, 1998, between
           Photran Corporation and St. James Capital Partners, L.P.
     4.18  Form of Warrant for Purchase of 1,225,000 Shares of Common Stock,
           dated February 9, 1998, granted to St. James Capital Partners, L.P.
     4.19  Registration Rights Agreement between Photran Corporation and St.
           James Capital Partners, L.P. dated February 9, 1998.
     27    Financial Data Schedule

b.   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        /s/ Paul T. Fink
Dated May 15, 1998                  ____________________________
                                        Paul T. Fink,
                                        President, Chief Executive Officer

                                        /s/ Judith E. Tucker
                                     ____________________________
                                        Judith E. Tucker,
                                        Vice President for Finance and
                                        Administration, Chief Financial Officer

                                EXHIBIT INDEX

   EXHIBIT                                                                          PAGE
   NUMBER                                                                          NUMBER
    4.14    Amendment of Loan Agreement dated February 9, 1998 between Photran
            Corporation and Steven King.                                                19
    4.15    Form of Stock Purchase Warrant for 100,000 shares of Common Stock,
            dated February 9, 1998, granted to Steven King.                             21
    4.16    Agreement for Purchase and Sale dated February 9, 1998, between
            Photran Corporation and St. James Capital Partners, L.P.                    28
    4.17    Convertible Promissory Note dated February 9, 1998, between Photran
            Corporation and St. James Capital Partners, L.P.                            43
    4.18    Form of Warrant for Purchase of 1,225,000 Shares of Common Stock,
            dated February 9, 1998, granted to St. James Capital Partners, L.P.         62
    4.19    Registration Rights Agreement between Photran Corporation and St.
            James Capital Partners, L.P. dated February 9, 1998.                        76
    27      Financial Data Schedule
