Form 10QSB
period 1998-06-30
PHOTRAN CORP
filed 1998-08-14
CIK 894906

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

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

Yes __X__  No _____.



The number of the registrant's common shares outstanding as of August 10, 1998 was 5,556,024

         Transitional Small Business Disclosure Format (check one):

Yes _____  No __X__.

                               PHOTRAN CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

                        Balance Sheets                                   2

                        Statements of Operations                         3

                        Statements of Cash Flows                         4

                        Notes to Financial Statements                    5

Item 2.             Management's Discussion and Analysis of Financial    9
                    Condition and Results of Operations

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings                                    15

Item 3.             Defaults Upon Senior Securities                      16

Item 5.             Other Information                                    16

Item 6.             Exhibits and Reports on Form 8-K                     16

Signature page                                                           17

Exhibit Index                                                            18

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               PHOTRAN CORPORATION
                           BALANCE SHEETS (UNAUDITED)

                                                                    JUNE 30,          DECEMBER 31,
                                                                      1998                1997
                                                                  ------------       ------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                      $      9,210       $     46,107
   Accounts and notes receivable                                       491,602            722,113
   Inventory                                                           944,660            387,000
   Prepaid expenses                                                     89,597             37,814
   Marketable securities, restricted                                                    2,250,000
                                                                  ------------       ------------
        Total current assets                                         1,535,069          3,443,034

PROPERTY AND EQUIPMENT, net                                         18,834,080         18,535,149


                                                                  ------------       ------------
                                                                  $ 20,369,149       $ 21,978,183
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt,
     notes payable, and capital lease obligations                    3,608,895          5,613,143
   Borrowings under line of credit                                     546,458
   Accounts payable                                                  1,998,815          1,804,846
   Accrued expenses                                                    673,491            713,893
   Customer advances and arbitration settlement payable                                 2,724,538
                                                                  ------------       ------------
       Total current liabilities                                     6,827,659         10,856,420

LONG TERM DEBT, NOTES PAYABLE AND CAPITAL LEASE
      OBLIGATIONS, less current portion                              4,174,501          1,023,653
LITIGATION SETTLEMENT ACCRUAL (Note 5)                               2,000,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

SHAREHOLDERS' EQUITY
   Undesignated stock, no par value, 6,000,000 shares
     authorized, no shares issued
   Common stock, no par value, 24,000,000 shares authorized,
     5,556,024 and 5,230,303 shares issued and outstanding,
     respectively                                                   26,140,334         24,824,175
   Accumulated deficit                                             (18,773,345)       (14,726,065)
                                                                  ------------       ------------
       Total shareholders' equity                                    7,366,989         10,098,110
                                                                  ------------       ------------

                                                                  $ 20,369,149       $ 21,978,183
                                                                  ============       ============

                        See notes to financial statements

                               PHOTRAN CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                           ---------------------------- ---------------------------------
                                               1998             1997             1998             1997
                                           -----------      -----------      -----------      -----------
REVENUES                                   $   660,570      $   867,908      $ 2,610,112      $ 1,435,859
COST OF SALES                                1,193,893        1,084,710        2,862,244        2,002,442
                                           -----------      -----------      -----------      -----------

     Gross loss                               (533,323)        (216,802)        (252,132)        (566,583)

OPERATING EXPENSES:
   Process and product development and
      engineering                              247,485           54,445          551,376          202,170
   General and administrative                  435,700          492,403          927,892          769,021
   Selling and marketing                        65,973           89,921          168,627          246,488
   Other nonrecurring charges                                                                     198,710
                                           -----------      -----------      -----------      -----------
       Total operating expenses                749,158          636,769        1,647,895        1,416,389
                                           -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                        (1,282,481)        (853,571)      (1,900,027)      (1,982,972)

LITIGATION SETTLEMENT EXPENSE                                                  2,100,000
INTEREST EXPENSE (INCOME), net                  27,648          (47,609)          47,552          (53,332)
OTHER EXPENSE (INCOME), net                      1,789          (21,308)            (299)         (21,308)
                                           -----------      -----------      -----------      -----------

NET LOSS                                   $(1,311,918)     $  (784,654)     $(4,047,280)     $(1,908,332)
                                           ===========      ===========      ===========      ===========

BASIC AND DILUTED LOSS PER
   COMMON SHARE                            $     (0.24)     $     (0.15)     $     (0.75)     $     (0.37)
                                           ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                        5,512,068        5,156,392        5,395,871        5,156,092
                                           ===========      ===========      ===========      ===========



                       See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                       ----------------------------
                                                                           1998             1997
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                         $(4,047,280)     $(1,908,332)
      Adjustments to reconcile net loss to cash
         used in operating activities:
           Depreciation and amortization - property and
             equipment                                                     536,912          409,927
           Loss on disposal of fixed assets                                 16,202
           Non-cash litigation settlement expense                        2,000,000
      Changes in assets and liabilities that provided (used) cash:
           Accounts and notes receivable                                     3,519          116,901
           Inventory                                                      (557,660)         258,926
           Prepaid expenses                                                (51,783)         (38,855)
           Accounts payable                                                231,557           60,950
           Accrued expenses                                                 47,051         (312,284)
           Customer advances and arbitration settlement payable ..      (1,500,000)
                                                                       -----------      -----------
                Cash used in operating activities                       (3,321,482)      (1,412,767)

CASH FLOWS FROM INVESTING ACTIVITIES
      Property additions                                                  (912,766)      (2,262,657)
      Purchases of marketable securities                                                 (2,250,000)
                                                                       -----------      -----------
           Cash used in investing activities                              (912,766)      (4,512,657)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes payable and long-term debt                     3,500,000        4,500,000
      Payments of notes payable and long-debt                             (137,299)        (242,887)
      Borrowings under line of credit, net                                 546,458
      Common stock and warrants issued                                     288,192            4,000
                                                                       -----------      -----------
           Cash provided by financing activities                         4,197,351        4,261,113
                                                                       -----------      -----------

DECREASE IN CASH                                                           (36,897)      (1,664,311)

CASH AT BEGINNING OF PERIOD                                                 46,107        2,038,955
                                                                       -----------      -----------

CASH AT END OF PERIOD                                                  $     9,210      $   374,644
                                                                       ===========      ===========

                       See notes to financial statements.

                               PHOTRAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and reflect all adjustments consisting of normal recurring adjustments (except the litigation settlement accrual), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported. Comprehensive loss, as defined by Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, was the same as net loss for the three- and six-month periods ending June 30, 1998 and 1997.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, filed with the Securities and Exchange Commission (SEC) as part of the Company's Annual Report on Form 10-KSB.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses aggregating $18,773,345 since its inception, and incurred negative cash flows from operating activities of $3,321,482 for the six months ended June 30, 1998. In addition, at June 30, 1998, the Company had a working capital deficiency of $5,292,590. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 3, at June 30, 1998, the Company was not in compliance with the terms of two lease agreements and has been unable to cure or obtain waivers for the defaults. The Company has reached an agreement in principal with the lender to restructure the leases, however this transaction has not been finalized as of the filing date of this report. Accordingly, the balance of these lease obligations (approximately $3,100,000) has been classified as a current liability. In addition, as described in Notes 5 and 6, the Company is currently under investigation by the SEC, and is the defendant in a number of legal actions which have been tentatively settled as of the filing date of this report. However, significant management time and financial resources could be required to completely resolve these matters.

     The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations, including legal defense costs which could be significant, on a timely basis, to comply with the terms and conditions of its financing agreements, to obtain additional financing or refinancing as may be required, to achieve acceptable resolutions of the defaulted lease obligations, the SEC investigation and the various other legal actions, to obtain agreement from its vendors regarding repayment plans on its past due trade payables, and ultimately attain sales and operating levels sufficient to achieve profitability.

     Management is continuing its efforts to control costs, diversify its product lines, secure orders from new customers, and obtain sufficient financing so the Company can meet its obligations and sustain its operations. As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $9,210 and net accounts receivable of $491,602, as well as an $833,000 transaction-specific working capital line of credit against which there were borrowings of $546,458 outstanding as of June 30, 1998. Subsequent to June 30, 1998, the Company entered into a $2,500,000 private debt placement (see Note 7). This financing is intended to allow the Company to complete the construction

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     and installation of its P-2 and P-3 production lines, sustain its operations during the current market slowdown, as well as allow for the potential early buyout on a pending lease restructuring on the defaulted lease obligations discussed above. The funding of a portion of this debt placement is contingent upon a number of factors, including the consummation of the pending restructured lease agreement and the ability of the Company to attain certain production and cash flow levels. Due to the uncertainties surrounding the timing of the reversal of the current slowdown in the market for the Company's existing products and the Company's ability to generate sales of new products to new customers, it is possible that the Company's existing sources of liquidity and anticipated funds from operations, combined with the proceeds to be received from the $2,500,000 private debt placement, will be insufficient to satisfy the Company's projected working capital and capital expansion requirements for 1998.

2.   INVENTORIES

     Inventories consist of the following:

                                                  June 30,         December 31,
                                                   1998               1997
                                            ----------------     ---------------
     Raw materials and supplies at cost          $   631,053         $  562,254
     Finished goods                                  548,137             65,355
                                            ----------------     ---------------
                                                   1,179,190            627,609
     Less obsolescence reserve                       234,530            240,609
                                            ----------------     ---------------
                                                 $   944,660         $  387,000
                                            ================     ===============


3.   LONG-TERM DEBT AND CAPITAL LEASES

     In February 1998, the Company issued a $3,500,000 convertible note in a private financing transaction. The funds were used primarily to fund the $1,500,000 settlement with the Company's former Chinese joint venture partner, and to sustain its operations and to continue the construction and installation of the Company's P-2 and P-3 production lines. The note bears interest at 10 percent per annum and matures in August 1999. All principal and accrued interest are payable at maturity, but may be prepaid at any time without penalty. The note and all accrued interest are convertible into shares of common stock of the Company at the option of the lender at any time up to 30 days following maturity, at a rate of $4.00 per share. The note is secured by an interest in substantially all of the fixed assets of the Company, except the P-3 production line which is the subject of a sale-leaseback transaction. In connection with this transaction, the Company issued to the lender five-year warrants to purchase a total of 1,225,000 shares of common stock of the Company at $4.00 per share. Original issue discount of approximately $90,000 was recorded as interest in the first quarter and was capitalized to construction in progress. The conversion price of the principal and accrued interest and the exercise price of the warrants are subject to certain anti-dilution provisions (see
     Note 7). The issuance of this debt is largely responsible for the increase in long-term debt from December 31, 1997 to June 30, 1998.

     In October 1997, the Company was unable to continue to make payments on certain of its lease obligations. As of December 31, 1997, the Company was in default on two leases which aggregated approximately $5,400,000, including the sale-lease back transaction on the Company's P-3 line. The Company has not yet resolved the defaults on these transactions. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. During the first quarter of 1998, the lessor demanded payment of such amounts and requested the trustee holding the $2,250,000 in marketable securities which were being held as a compensating balance to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company. This payment is largely responsible for the decrease in the short-term portion of long-term debt from December 31, 1997 to June 30, 1998. The Company is attempting to negotiate a restructuring of the leases with the lender, and has reached an agreement in

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


     principal on such a restructuring. The restructuring, which is subject to certain approvals by the lender and completion of final documentation, requires an immediate down payment of approximately $131,000 and monthly payments of $27,500 over the 24-month term of the lease. The proposed restructured lease would require a balloon payment of $1,800,000 at the end of the lease, but would contain incentive buyout options at earlier times during the lease. Pending the closing of the restructured agreement, the remaining gross lease payments on the leases currently in default, including past due payments, of approximately $3,100,000 have been classified as current liabilities at June 30, 1998. At such time as the restructured lease is finalized, the recorded liability will be reduced to the total of the future payments under the lease, and the difference will be recorded as an extraordinary gain in that period.

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

4.   CUSTOMER ADVANCES AND ARBITRATION SETTLEMENT PAYABLE

     The Company and its former Chinese joint venture partner, Shenzhen WABO Group Company Limited (WABO) finalized a negotiated settlement in January 1998 which was approved by the Chinese arbitration board in February 1998. Under the terms of the settlement, the Company was required to pay WABO $1,500,000 in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The cash and common stock were delivered to WABO in April 1998.

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

     In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 (based on a Black-Scholes valuation) to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the mediation, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between the date of the tentative settlement and final approval by the court. The settlement is also contingent upon the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement.

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


6.   COMMITMENTS AND CONTINGENCIES

     In connection with the coating equipment that the Company was building for sale to its former Chinese joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The Company terminated the contract in March 1997. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. The third party's demand for damages was $1,300,000. In April 1998, the Company reached a settlement with the vendor whereby the Company will give the vendor cash and equipment in exchange for a promissory note payable to the Company. The settlement was executed and the assets were exchanged in June 1998, resulting in a non-cash decrease in property and equipment of $160,000 and an increase in notes receivable of $70,000.

     In April 1997, the SEC informed the Company that it was conducting a formal investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The Company has submitted documents to the SEC pursuant to requests from the SEC as part of the investigation. The SEC has also interviewed current and former employees of the Company. In the fourth quarter of 1997, the Company was informed by the SEC that is has expanded its investigation to include certain accounting and financial reporting irregularities prior to 1996 which the Company announced in October 1997. The investigation is not yet completed and it is not possible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

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

7.   SUBSEQUENT EVENTS

     In July 1998, the Company closed on a $2,500,000 private financing transaction. Of this amount, $1,500,000 will be used to sustain the Company's operations, to fund the down payment of the pending restructured lease agreement discussed in Note 3, and to complete the construction and installation of the Company's P-2 and P-3 production lines. The remaining $1,000,000 is intended to assist the Company in exercising the incentive buyout options under the proposed restructured lease agreement, and the funding of this portion of the placement is contingent upon the Company finalizing the lease agreement, achieving certain operating levels, and maintaining certain other covenants. The $1,500,000 note bears interest at 10 percent per annum and matures in January 2000. All principal and accrued interest are payable at maturity, but may be prepaid at any time without penalty. The $1,000,000 note bears interest at 12 percent per annum, and requires monthly payments of $25,000 until maturity in January 2000. The outstanding principal of both notes and all accrued interest are convertible into shares of common stock of the Company at the option of the lender at any time up to 30 days following maturity, at a rate of $2.25 per share. The notes are secured by an interest in substantially all of the fixed assets of the Company, except the P-3 production line, unless and until such time as the Company buys out the lease on such line, at which time it also becomes part of the security under the notes. In connection with this transaction, the Company issued to the lender five-year warrants to purchase a total of 1,000,000 shares of common stock of the Company at $2.25 per share.

     As a result of this transaction, the conversion or exercise price of certain outstanding convertible securities of the Company, including those issued in connection with the $3,500,000 private financing transaction discussed in Note 3, has been reduced to $2.25 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE EFFECTS OF THE ASIAN ECONOMIC CRISIS ON THE COMPANY'S CUSTOMERS AND SUPPLIERS, THE IMPACT OF PENDING AND THREATENED LITIGATION, INADEQUATE WORKING CAPITAL, CURRENT DEFAULT UNDER CAPITAL LEASES AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS," AND
IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

REVENUES

     For the quarter ended June 30, 1998, revenues decreased to $660,570 from $867,908 for the quarter ended June 30, 1997. Revenues consisted primarily of sales of TN grade ITO coated glass. The decrease in revenue is due to a combination of a 50 percent decrease in unit sales partially offset by a per unit selling price increase due to a change in customer mix. During the second quarter of 1997, the Company's principal customer accounted for 91 percent of the Company's revenues and was supplying the raw glass, paying only for the coating applied by the Company. In the second quarter of 1998, this customer accounted for 24 percent of the Company's revenues. One other customer who accounted for 59 percent of the Company's revenues, as well as all of the Company's remaining customers, did not supply their own glass and prices charged these customers were therefore higher. The decrease in unit sales is due primarily to a postponement in scheduled customer shipments to its Asian customers as the Company had previously indicated it expected would occur.

     For the six months ended June 30, 1998, revenues increased to $2,610,112 from $1,435,859 for the six months ended June 30, 1997. Revenues consisted primarily of sales of TN grade ITO coated glass. The increase in revenue is due to a per unit selling price increase due to a change in customer mix. During the first half of 1997, the Company's principal customer accounted for 89 percent of the Company's revenues and was supplying the raw glass, paying only for the coating applied by the Company. In the first half of 1998, this customer accounted for 31 percent of the Company's revenues. Two other customers who accounted for 41 percent and 20 percent of the Company's revenues, respectively, as well as all of the Company's remaining customers, did not supply their own glass and prices charged these customers were therefore higher. The level of unit sales remained substantially the same during the first half of 1998 compared to the first half of 1997.

     The Company expects the market price for TN grade ITO coated glass will remain stable for the foreseeable future. The Company expects to expand its productive capacity in 1998 by making some final modifications to it P-2 production line to bring it to full capacity and by completing its P-3 production line. The Company is actively pursuing additional selling agents and new customers in Asia and in Europe to obtain orders to fill this capacity once the line becomes operational. The Company is also developing full-scale production processes for several new products, such as high-reflection front-surface mirrors, touch screen panels, and anti-static photocopier top glass in an effort to reduce its dependence on a single product line. Based on recent discussions with its Asian selling agents and current customers, management believes the current market slowdown is temporary and expects deliveries to existing customers to resume their previous levels in the second half of 1998, primarily in the fourth quarter. The anticipated return to previous shipping levels is not likely to occur soon enough to result in increases in revenue during the the third quarter. In addition, management anticipates further growth in revenue from the sale of ITO coated glass in the second half of 1998 following the addition of productive capacity.


GROSS LOSS

     Gross loss was $533,323 for the quarter ended June 30, 1998, compared to gross loss of $216,802 for the quarter ended June 30, 1997. The decline in margins was due primarily to lower unit sales volumes which resulted in higher costs per unit due to the high level of fixed costs in the Company's manufacturing process. In addition, cost of sales for the 1998 quarter included approximately $350,000 in production costs associated with pilot-level production and production of samples for prospective customers on the Company's P-2 production line. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

     Gross loss was $252,132 for the six months ended June 30, 1998, compared to gross loss of $566,583 for the six months ended June 30, 1997. The improvement in margins was due primarily to the change in customer mix discussed above, as the Company realized profit on the cost of the glass sold as well as the cost of the coating. In addition, cost of sales for the 1998 period included approximately $650,000 in production costs associated with pilot-level production and production of samples for prospective customers on the Company's P-2 production line.

PROCESS AND PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

     Process and product development and engineering expenses increased to $247,485 in the second quarter of 1998 from $54,445 in the second quarter of 1997. These expenses consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. The increase in 1998 was due primarily to increased personnel expenses incurred while the Company undertook manufacturing process development on its P-2 line. During the 1997 quarter, many of the costs associated with such equipment were capitalized as a cost of construction in progress. Costs incurred during 1998 related to manufacturing process development did not qualify as capital expenditures and were expensed.

     Process and product development and engineering expenses increased to $551,376 in the first half of 1998 from $202,170 in the first half of 1997. The increase in 1998 was due to the factors discussed above related to the P-2 line. The Company anticipates that product and process development and engineering expenses will continue at approximately current levels in the future as the Company adds productive capacity and develops its manufacturing processes for new equipment and new products.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $435,700 for the quarter ended June 30, 1998 from $492,403 for the quarter ended June 30, 1997. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The decrease is primarily a result of decreased professional fees related to various legal matters in which the Company is involved.

     General and administrative expenses increased to $927,892 for the six months ended June 30, 1998 from $769,021 for the six months ended June 30, 1997. The increase is primarily a result of increased professional fees related to various legal matters in which the Company is involved, as well as legal fees related to the private debt placements that the Company has undertaken. Most of the legal issues have been settled, although some only tentatively, and the Company expects future legal fees to continue to decline as these matters are finally settled. See further discussion these matters in Part II, Item 1. Legal Proceedings.

SELLING AND MARKETING

     Selling and marketing expenses decreased to $65,973 for the quarter ended June 30, 1998 from $89,921 for the quarter ended June 30, 1997. These expenses consisted principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. The decrease is due primarily to decreased freight out costs on the lower volume of unit sales during the 1998 quarter.

     Selling and marketing expenses decreased to $168,627 for the six months ended June 30, 1998 from $246,488 for the six months ended June 30, 1997. The decrease is due to decreases in salaries, trade shows and consulting fees, offset partially by increases in sales commissions to independent sales agents. Because sales commissions are the most significant component of this category, the Company expects selling expenses to increase as revenues are expected to increase during the remainder of 1998. The Company also plans to increase staffing in its sales and marketing department later in 1998 to better analyze the market demand for the various new products it is planning to introduce in the future.

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

 NET INTEREST EXPENSE

     For the quarter ended June 30, 1998, the Company had net interest expense of $27,648 compared to net interest income of $47,609 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, the Company had net interest expense of $47,552 compared to net interest income of $53,332 for the six months ended June 30, 1997. The increase in net expense in both 1998 periods is due largely to the interest the Company is incurring on borrowings under the working capital line of credit which the Company obtained in December 1997. Interest on long term debt being used to finance capital expansion is capitalized into construction in progress. The Company anticipates that net interest expense will increase in the future as long-term borrowings increase and as construction projects become completed and such interest amounts can no longer be capitalized.

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

     In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 (based on a Black-Scholes valuation) to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the tentative settlement, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between the date of the tentative settlement and final approval by the court. The settlement is also contingent upon the Company's common stock becoming listed on a stock exchange and the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement.

     In connection with the coating equipment that the Company was building for sale to its former Chinese joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The Company terminated the contract in March 1997. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. The third party's demand for damages was $1,300,000. In April, 1998, the Company reached a settlement with the vendor whereby the Company will give the vendor cash and equipment in exchange for a promissory note payable to the Company. The settlement was executed and the assets were exchanged in June 1998, resulting in a non-cash decrease in property and equipment of $160,000 and an increase in notes receivable of $70,000.



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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred cumulative losses aggregating $18,773,345 since its inception, and incurred negative cash flows from operating activities of $3,321,482 for the six months ended June 30, 1998. In addition, at June 30, 1998, the Company had a working capital deficiency of $5,292,590. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     At June 30, 1998, the Company was not in compliance with the terms of two lease agreements and has been unable to cure or obtain waivers for the defaults. The Company has not yet resolved the defaults on the lease transactions. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. During the first quarter of 1998, the lessor demanded payment of such amounts and requested the trustee holding the $2,250,000 in marketable securities which had been held as a compensating balance to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company. The Company has reached an agreement in principal with the lender to restructure the defaulted leases, and management expects to finalize the proposed restructuring of the leases during the third quarter of 1998. The restructuring, which is subject to certain approvals by the lender and completion of final documentation, requires an immediate payment of approximately $131,000 and monthly payments of $27,500 over the 24-month term of the lease. The proposed restructured lease would require a balloon payment of $1,800,000 at the end of the lease, but would contain incentive buyout options at earlier times during the lease. However, because the restructuring is subject to certain approvals by the lender and other conditions beyond the control of the Company, it is possible the Company may be unable to ultimately consummate this transaction as it is currently proposed.

    Management is continuing its efforts to control costs, diversify its product lines, secure orders from new customers, and obtain sufficient financing so the Company can meet its obligations and sustain its operations. As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $9,210 and net accounts receivable of $491,602, as well as an $833,000 transaction-specific working capital line of credit against which there were borrowings of $546,458 outstanding as of June 30, 1998. Subsequent to June 30, 1998, the Company entered into a $2,500,000 private debt placement. This financing is intended to allow the Company to complete the construction and installation of its P-2 and P-3 production lines, sustain its operations during the current market slowdown, as well as allow for the potential early buyout on a pending lease restructuring on the defaulted lease obligations discussed above. The funding of a portion of this debt placement is contingent upon a number of factors, including the consummation of the pending restructured lease agreement and the ability of the Company to attain certain production and cash flow levels. Due to the uncertainties surrounding the timing of the reversal of the current slowdown in the market for the Company's existing products and the Company's ability to generate sales of new products to new customers, it is possible that the Company's existing sources of liquidity and anticipated funds from operations, combined with the proceeds from the $2,500,000 debt placement, will be insufficient to satisfy the Company's projected working capital and capital expansion requirements for 1998.

    The net cash used in operating activities for six months ended June 30, 1998 was $3,321,482 due principally to the net loss for the period which was partially offset by non-cash charges for depreciation and litigation settlement expenses. Increases in inventory used approximately $550,000 in cash during the first half of 1998. The Company also paid the $1,500,000 settlement to its former Chinese joint venture partner in April 1998.

     Cash used in investing activities was $912,766 for the six months ended June 30. This cash was used for the purchase of equipment and leasehold improvements, primarily in connection with the Company's P-2 and P-3 production lines.

     Cash to fund operations and capital expansion totaling $4,197,351 was provided by financing activities during the six months ended June 30, 1998. These funds consisted primarily of $3,500,000 from a private debt placement, as well as borrowings under the Company's working capital line of credit, and the issuance of common stock pursuant to warrants exercised.

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

YEAR 2000 DISCLOSURES

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company's accounting and manufacturing systems include new hardware which is Year 2000 compliant and packaged software purchased from large vendors who have indicated that there are updates available to these systems which are Year 2000 compliant. During 1998 the Company plans to purchase such software updates and perform tests to verify that these assertions are true. The Company has not yet developed a contingency plan in the event it is unable to implement such upgrades or the vendors' assertions prove to be untrue. Failure by the Company to address its Year 2000 issues in a timely manner could have a material adverse effect on the Company's business.

     The Company does not have electronic data interchange (EDI) relationships with any of its vendors or customers, with the exception of its payroll disbursement function. The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of such companies will be converted on time. A failure by a key supplier or major customer to address its Year 2000 issues in a timely manner thereby resulting in a material adverse effect on such company's business could potentially have a material adverse effect on the Company. Because the Company has not yet fully assessed the readiness of its significant suppliers and customers, it has not yet developed a contingency plan in the event that any of these companies do not address their Year 2000 issues effectively.

    The total cost to the Company of historical and currently planned Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the quarter ended December 31, 1996, the Company was informed by its Chinese joint venture partner, Shenzhen WABO Group Company Limited (WABO), of their intention to dissolve the joint venture agreement and cancel the related equipment purchase contract. In April 1997, the Company received notice that arbitration proceedings have been commenced against it by WABO in Shenzhen, China claiming approximately $4.4 million plus legal fees and costs. The Company and WABO finalized a negotiated settlement in January 1998 which was approved by the Chinese arbitration board in February 1998. Under the terms of the settlement, the Company paid WABO $1,500,000 in cash and issued 200,000 shares of common stock in April 1998 to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The total value of this settlement is approximately $2,425,000 based on the market value of the Company's common stock as of January 13, 1998.

     In connection with the coating equipment that the Company was building for sale to its former Chinese joint venture, the Company entered into a contract with a third party to design and build power supplies to be sold under the equipment contract, as well as for the Company's own use. The Company terminated the contract in March 1997. In June 1997, the third party formally brought an action against the Company in Dakota County District Court. The third party's demand for damages was $1,300,000. In April, 1998, the Company reached a settlement with the vendor whereby the Company will provide the vendor cash and equipment in exchange for a promissory note payable to the Company. The settlement was consummated and assets were exchanged in June 1998, resulting in a non-cash decrease in property and equipment of $160,000 and an increase in notes receivable of $70,000.

     In April 1997, SEC informed the Company that it was conducting an investigation with respect to certain financial and accounting irregularities announced by the Company in March 1997 relating to fiscal 1996. The Company has submitted documents to the SEC pursuant to requests from the SEC as part of the investigation. The SEC has also interviewed current and former employees of the Company. In the fourth quarter of 1997, the Company was informed by the SEC that is has expanded its investigation to include certain accounting and financial reporting irregularities prior to 1996 which the Company announced in October 1997. The investigation is not yet completed and it is not possible to determine what impact, if any, the investigation will have on the Company's financial condition or results of operations.

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

     In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the tentative settlement, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between now and final approval by the court. The settlement is also contingent upon the Company's common stock becoming listed on a stock exchange and the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement.

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

ITEM 5.  OTHER INFORMATION

     The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is December 16, 1998. Additionally, if the Company receives notice of a shareholder proposal after March 1, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

ITEM 6.

a.     Exhibits
       27      Financial Data Schedule

b.     Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        /s/ Paul T. Fink
Dated August 14, 1998                   ----------------------------
                                        Paul T. Fink,
                                        President, Chief Executive Officer

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