Form 10QSB
period 1998-09-30
PHOTRAN CORP
filed 1998-11-20
CIK 894906

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

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

Yes _____X_____  No ____________.



The number of the registrant's common shares outstanding as of November 12, 1998 was 5,556,024

     Transitional Small Business Disclosure Format (check one):

Yes____________ No ______X______.

                               PHOTRAN CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

                     Balance Sheets                                          2

                     Statements of Operations                                3

                     Statements of Cash Flows                                4

                     Notes to Financial Statements                           5

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                            18

Item 3.         Defaults Upon Senior Securities                              19

Item 5.         Other Information                                            19

Item 6.         Exhibits and Reports on Form 8-K                             19

Signature page                                                               20

Exhibit Index                                                                21

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               PHOTRAN CORPORATION
                           BALANCE SHEETS (UNAUDITED)

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1998               1997
                                                                  ------------       ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $     75,575       $     46,107
   Accounts and notes receivable                                       303,033            722,113
   Inventory                                                           850,770            387,000
   Prepaid expenses                                                     53,978             37,814
   Marketable securities, restricted                                                    2,250,000
                                                                  ------------       ------------
        Total current assets                                         1,283,356          3,443,034

PROPERTY AND EQUIPMENT, net                                         17,106,900         18,535,149


                                                                  ------------       ------------
                                                                  $ 18,390,256       $ 21,978,183
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt,
     notes payable, and capital lease obligations                    9,041,477          5,613,143
   Borrowings under line of credit                                     516,526
   Accounts payable                                                  1,991,171          1,804,846
   Accrued expenses                                                    785,882            713,893
   Customer advances and arbitration settlement payable                                 2,724,538
                                                                  ------------       ------------
       Total current liabilities                                    12,335,056         10,856,420

LONG TERM DEBT, NOTES PAYABLE AND CAPITAL LEASE
      OBLIGATIONS, less current portion                                 34,671          1,023,653
LITIGATION SETTLEMENT ACCRUAL (Note 6)                               2,000,000

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS' EQUITY
   Undesignated stock, no par value, 6,000,000 shares
     authorized, no shares issued
   Common stock, no par value, 24,000,000 shares authorized,
     5,556,024 and 5,230,303 shares issued and outstanding,
     respectively                                                   26,168,334         24,824,175
   Accumulated deficit                                             (22,147,805)       (14,726,065)
                                                                  ------------       ------------
       Total shareholders' equity                                    4,020,528         10,098,110
                                                                  ------------       ------------

                                                                  $ 18,390,256       $ 21,978,183
                                                                  ============       ============

                       See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                           1998             1997             1998             1997
                                                       -----------      -----------      -----------      -----------
REVENUES                                               $   164,895      $ 1,135,462      $ 2,775,007      $ 2,571,321
COST OF SALES                                              722,689        1,142,765        3,584,933        3,145,207
                                                       -----------      -----------      -----------      -----------

     Gross loss                                           (557,794)          (7,303)        (809,926)        (573,886)

OPERATING EXPENSES:
   Process and product development and engineering         224,555          223,591          775,931          425,761
   General and administrative                              341,703          614,347        1,269,595        1,383,368
   Selling and marketing                                    28,068           88,964          196,695          335,452
   Arbitration settlement expense                                           689,565                           689,565
   Asset impairment charge                               2,162,000                         2,162,000          198,710
                                                       -----------      -----------      -----------      -----------
       Total operating expenses                          2,756,326        1,616,467        4,404,221        3,032,856
                                                       -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                    (3,314,120)      (1,623,770)      (5,214,147)      (3,606,742)

LITIGATION SETTLEMENT EXPENSE                               19,909                         2,119,909
INTEREST INCOME, net                                        45,806          (20,216)          93,358          (73,548)
OTHER EXPENSE (INCOME), net                                 (5,375)          (2,675)          (5,674)         (23,983)
                                                       -----------      -----------      -----------      -----------

NET LOSS                                               $(3,374,460)     $(1,600,879)     $(7,421,740)     $(3,509,211)
                                                       ===========      ===========      ===========      ===========


BASIC AND DILUTED LOSS PER
   COMMON SHARE                                        $     (0.61)     $     (0.31)     $     (1.36)     $     (0.68)
                                                       ===========      ===========      ===========      ===========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (BASIC AND DILUTED)                5,556,024        5,167,433        5,449,842        5,159,887
                                                       ===========      ===========      ===========      ===========

                       See notes to financial statements.

                               PHOTRAN CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1998             1997
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                         $(7,421,740)     $(3,509,211)
        Adjustments to reconcile net loss to cash
             used in operating activities:
              Depreciation and amortization - property and
                equipment                                                    693,776          717,186
              Loss on disposal of fixed assets                                16,201
              Non-cash asset impairment charges                            2,162,000
              Non-cash arbitration settlement expense                      2,039,981          689,565
              Non-cash loss on lease restructuring                                             49,586
              Non-cash consulting expense                                                      12,000
        Changes in assets and liabilities that provided (used) cash:
              Accounts and notes receivable                                  192,088           20,737
              Inventory                                                     (463,770)         207,944
              Prepaid expenses                                               (16,164)          99,358
              Accounts payable                                               223,913            7,576
              Accrued expenses                                               119,461          (92,529)
              Customer advances and arbitration settlement payable        (1,500,000)
                                                                         -----------      -----------
                   Cash used in operating activities                      (3,954,254)      (1,797,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Property additions                                                (1,511,633)      (3,177,495)
        Purchases of marketable securities                                                 (2,250,000)
                                                                         -----------      -----------
             Cash used in investing activities                            (1,511,633)      (5,427,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable and long-term debt                     4,830,160        5,500,000
        Payments of notes payable and long-debt                             (141,785)        (314,871)
        Borrowings under line of credit, net                                 516,526
        Common stock and warrants issued                                     290,454          107,500
                                                                         -----------      -----------
             Cash provided by financing activities                         5,495,354        5,292,629
                                                                         -----------      -----------

INCREASE (DECREASE) IN CASH                                                   29,468       (1,932,654)

CASH AT BEGINNING OF PERIOD                                                   46,107        2,038,955
                                                                         -----------      -----------

CASH AT END OF PERIOD                                                    $    75,575      $   106,301
                                                                         ===========      ===========

                       See notes to financial statements.

                               PHOTRAN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except the litigation settlement accrual and asset impairment charges), which are, in the opinion of management, necessary for a fair presentation. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported. Comprehensive loss, as defined by Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, was the same as net loss for the three- and nine-month periods ended September 30, 1998 and 1997.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, filed with the Securities and Exchange Commission (SEC) as part of the Company's Annual Report on Form 10-KSB.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses aggregating $22,147,805 since its inception, and incurred negative cash flows from operating activities of $3,954,254 for the nine months ended September 30, 1998. In addition, at September 30, 1998, the Company had a working capital deficiency of $11,051,700. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described below and in Note 4, at September 30, 1998, the Company was not in compliance with the terms of two lease agreements and certain loan obligations and has been unable to cure or obtain waivers for the defaults. The Company has reached an agreement in principal with the lender to restructure the leases, however this transaction has not been finalized as of the filing date of this report. Accordingly, the balances of the lease obligations (approximately $3,100,000) and loan obligations (approximately $5,864,000) have been classified as current liabilities. In addition, as described in Notes 6 and 7, the Company is currently under investigation by the SEC, and is the defendant in a number of legal actions which have been tentatively settled as of the filing date of this report. However, significant management time and financial resources could be required to completely resolve these matters.

      The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to achieve acceptable resolutions of the defaulted lease and loan obligations and to comply with the terms and conditions of all its financing agreements going forward, to obtain additional financing or refinancing as may be required; and to successfully resolve the SEC investigation and the various other legal actions, to obtain agreement from its vendors regarding repayment plans on its past due trade payables, and ultimately to attain sales and operating levels sufficient to achieve profitability.

      Management is continuing its efforts to control costs, diversify its product lines, and secure orders from new customers, so the Company can meet its obligations and sustain its operations. As discussed in more detail in Note 2, however, management has determined that it will be necessary to sell certain production assets in order to achieve these objectives. As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $75,575 and net

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


      accounts receivable of $303,033, as well as an $833,000 transaction-specific working capital line of credit against which there were borrowings of $516,526 outstanding as of September 30, 1998. In July of 1998 the Company entered into a $2,500,000 private debt placement (see
      Note 7). At September 30, 1998 $1,296,000 had been advanced under the terms of the debt agreement. This financing is intended to allow the Company to complete the construction and installation of its P-2 (construction and installation were completed in the third quarter) and P-3 production lines, sustain its operations during the current market slowdown, as well as allow for the potential early buyout on a pending lease restructuring on the defaulted lease obligations discussed above. The funding of a portion of this debt placement is contingent upon a number of factors, including the consummation of the pending restructured lease agreement and the ability of the Company to attain certain production and cash flow levels. Due to the uncertainties surrounding the timing of the reversal of the current slowdown in the market for the Company's existing products and the Company's ability to generate sales of new products to new customers, management believes that the Company's existing sources of liquidity and anticipated funds from operations, combined with the balance of proceeds to be received from the $2,500,000 private debt placement, will be insufficient to satisfy the Company's projected working capital and capital expansion requirements.

2.    ASSET IMPAIRMENT CHARGES

      In response to current market conditions, the Company's debt and lease defaults, significant past-due accounts payable, and cash flow shortage, the Company has determined that it is necessary to sell the P-1 and P-2 production lines. During the third quarter of 1998, the Company has made significant progress in completing the P-3 production line and expects that line to be fully operational in the fourth quarter of 1998. The expected capacity of the P-3 line is more than the combined capacity of the P-1 and P-2 lines and is expected to be sufficient to meet the Company's estimated demand for ITO coated glass for the foreseeable future. Any proceeds from the equipment sales will be used to reduce debt and for working capital purposes. However, even with these proceeds the Company may still not be able to satisfy its projected working capital and capital expansion requirements.

      During the third quarter of 1998, the Company decided to sell the P-1 and P-2 production lines. However, because the P-3 line is not yet available for production, the P-1 and P-2 have not been classified as "assets to be disposed of."

      As a result of reductions in the market price for ITO coated glass experienced during the third quarter of 1998 and a continued softness in market demand, cash flows from anticipated P-1 and P-2 production from September 30, 1998 through the date of disposal are expected to be nominal. Accordingly, management has estimated the future undiscounted cash flows to be generated from the P-1 and P-2 lines based upon the expected net proceeds from the sale of these assets. Based upon this analysis, the carrying value of these assets exceeded the estimated net proceeds from the sale by $2,162,000 indicating that these assets are impaired at September 30, 1998. Accordingly, during the third quarter of 1998, the Company recorded an impairment charge to reduce the carrying value of these assets to their estimated fair value.

      Due to the nature of these assets, the extremely competitive ITO market, and the Company's inability to wait for the market to stabilize, it is very difficult to estimate the net proceeds to be realized upon the sale of the assets. Accordingly, as management continues to market these assets, it is possible that additional write-downs may be required and such write-downs may be significant.

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


3.    INVENTORIES

      Inventories consist of the following:

                                              September 30,     December 31,
                                                  1998              1997
                                              ------------      ------------
      Raw materials and supplies at cost      $    642,683      $    562,254
      Finished goods                               393,096            65,355
                                              ------------      ------------
                                                 1,035,779           627,609
      Less obsolescence reserve                    185,009           240,609
                                              ------------      ------------
                                              $    850,770      $    387,000
                                              ============      ============

4.    LONG-TERM DEBT AND CAPITAL LEASES

      In February 1998, the Company issued a $3,500,000 convertible note in a private financing transaction. The funds were used primarily to fund the $1,500,000 settlement with the Company's former Chinese joint venture partner, and to sustain its operations and to continue the construction and installation of the Company's P-2 and P-3 production lines. The note bears interest at 10 percent per annum and matures in August 1999. All principal and accrued interest are payable at maturity, but may be prepaid at any time without penalty. The note and all accrued interest are convertible into shares of common stock of the Company at the option of the lender at any time up to 30 days following maturity, at a rate of $4.00 per share (amended to $2.25 per share, see below). The note is secured by an interest in substantially all of the fixed assets of the Company, except the P-3 production line which is the subject of a sale-leaseback transaction. In connection with this transaction, the Company issued to the lender five-year warrants to purchase a total of 1,225,000 shares of common stock of the Company at $4.00 per share. Original issue discount of approximately $90,000 was recorded as interest in the first quarter and was capitalized to construction in progress. The conversion price of the principal and accrued interest and the exercise price of the warrants are subject to certain anti-dilution provisions (see
      Note 7).

      In July 1998, the Company closed on a $2,500,000 private financing transaction. Of this amount, $1,500,000 will be used to sustain the Company's operations, to fund the down payment of the pending restructured lease agreement discussed below, and to complete the construction and installation of the Company's P-2 (construction and installation completed during the third quarter) and P-3 production lines. As of September 30, 1998, $1,296,000 has been advanced under the terms of the note. The remaining $1,000,000 available under the $2,500,000 private financing is intended to assist the Company in exercising the incentive buyout options under the proposed restructured lease agreement. The funding of this portion of the placement is contingent upon the Company finalizing the lease agreement, achieving certain operating levels, and maintaining certain other covenants. As of September 30, 1998 the Company had not achieved set operating levels and was not in compliance with the necessary covenants. The $1,500,000 note bears interest at 10 percent per annum and matures in January 2000. All principal and accrued interest are payable at maturity, but may be prepaid at any time without penalty. The $1,000,000 note would bear interest at 12 percent per annum, and require monthly payments of $25,000 until maturity in January 2000. The outstanding principal of both notes and all accrued interest are convertible into shares of common stock of the Company at the option of the lender at any time up to 30 days following maturity, at a rate of $2.25 per share. The notes are secured by an interest in substantially all of the fixed assets of the Company, except the P-3 production line, unless and until such time as the Company buys out the lease on such line, at which time it also becomes part of the security under the notes. In connection with this transaction, the Company issued to the lender five-year warrants to purchase a total of 800,000 shares of common stock of the Company at $2.25 per share. The Company will issue additional warrants to purchase a total of 200,000 shares of common stock of the Company at $2.25

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


      when and if the $1,000,000 note funds are advanced. Original issue discount of approximately $28,000 was recorded as interest in the first quarter and was capitalized to construction in progress.

      As a result of this transaction, in accordance with the original terms of the $3,500,000 private financing transaction discussed above, the conversion or exercise price of certain outstanding securities of the Company has been reduced to $2.25 per share.

      In the third quarter of 1998, the Company was unable to continue to make payments required under the terms of the shareholder loan discussed below. The Company has not yet resolved the defaults on this loan. Under the terms of the convertible notes, in the event of a default on any financial obligation, the Company is in default on the convertible notes and can be required to immediately repay all principal and accrued interest. Accordingly, the entire principal and accrued interest balances of approximately $4,796,000 and $192,000, respectively have been classified as current liabilities at September 30, 1998.

      In October 1997, the Company was unable to continue to make payments on certain of its lease obligations. As of December 31, 1997, the Company was in default on two leases which aggregated approximately $5,400,000, including the sale-lease back transaction on the Company's P-3 line. The Company has not yet resolved the defaults on these transactions. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. During the first quarter of 1998, the lessor demanded payment of such amounts and requested the trustee holding the $2,250,000 in marketable securities which were being held as a compensating balance to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company. The Company is attempting to negotiate a restructuring of the leases with the lender, and has reached an agreement in principle on such a restructuring. The restructuring, which is subject to certain approvals by the lender and completion of final documentation, requires an immediate down payment of approximately $131,000 and monthly payments of $27,500 over the 24-month term of the lease. The proposed restructured lease would require a balloon payment of $1,800,000 at the end of the lease, but would contain incentive buyout options at earlier times during the lease. Pending the closing of the restructured agreement, the remaining gross lease payments on the leases currently in default, including past due payments, of approximately $3,100,000 have been classified as current liabilities at September 30, 1998. At such time as the restructured lease is finalized, the recorded liability will be reduced to the total of the future payments under the lease, and the difference will be recorded as an extraordinary gain in that period.

      In the third and fourth quarters of 1997, the Company obtained a loan from a shareholder who is also a director in the amount of $1,100,000. In connection with the loan, the Company issued to the shareholder warrants for the purchase of 110,000 shares of the Company's common stock at a price of $4.00 per share. The warrants are exercisable between September 1998 and September 2007. In February 1998, as consideration for extension of the $1,100,000 loan and modification of the security agreement collateralizing the loan, the Company issued a warrant to the shareholder to purchase 100,000 shares of common stock of the Company at $4.25 per share. The warrant is exercisable from February 1999 to September 2007. The estimated fair value of the warrant, as determined by a third party, is not material. In the third quarter of 1998, the Company was unable to continue to make payments required under the terms of the loan. The Company has not yet resolved the defaults on this loan. Under the terms of the loan, in the event of a default, the Company can be required to immediately repay all principal and accrued interest. Accordingly, the entire principal and accrued interest balances of approximately $1,099,000 and $116,000, respectively have been classified as current liabilities at September 30, 1998.

5.    CUSTOMER ADVANCES AND ARBITRATION SETTLEMENT PAYABLE

      The Company and its former Chinese joint venture partner, Shenzhen WABO Group Company Limited (WABO) finalized a negotiated settlement in January 1998 which was approved by the Chinese arbitration board in February 1998. Under the terms of the settlement, the Company was

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


      required to pay WABO $1,500,000 in cash and issue 200,000 shares of common stock to settle all claims in connection with the joint venture contract, the equipment contract, and related agreements. The cash and common stock were delivered to WABO in April 1998.

6.    LITIGATION SETTLEMENT ACCRUAL

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

7.    COMMITMENTS AND CONTINGENCIES

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

      In August 1997, the Company was served with a lawsuit by its former president, David E. Stevenson, demanding the return of certain stock certificates registered in his name which are currently in the possession of the Company. In October 1997, the Company filed a counterclaim alleging that Stevenson had committed fraud and had damaged the Company and that his shares should be awarded to the Company. The Company further alleged that Stevenson did not provide adequate consideration for such shares and that therefore they are not properly issued. In connection with the

                               PHOTRAN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


      tentative settlement reached in the shareholder class action lawsuit discussed in Note 6 above, the Company and Mr. Stevenson have agreed to dismiss all claims against each other upon the closing of the settlement of the shareholder case.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, EFFECTS OF COMPETITION, CHANGES IN THE PRODUCT OR CUSTOMER MIX OR REVENUES AND IN THE LEVEL OF OPERATING EXPENSES, RAPIDLY CHANGING TECHNOLOGIES AND THE COMPANY'S ABILITY TO RESPOND THERETO, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE TIMELY COMPLETION OF CONSTRUCTION AND INSTALLATION, AND THE ACTUAL PERFORMANCE OF NEW MANUFACTURING EQUIPMENT, THE COMPANY'S ABILITY TO SELL CERTAIN PRODUCTION LINES AND/OR SELL ON TERMS ACCEPTABLE TO THE COMPANY, THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE EFFECTS OF THE ASIAN ECONOMIC CRISIS ON THE COMPANY'S CUSTOMERS AND SUPPLIERS, THE IMPACT OF PENDING AND THREATENED LITIGATION, INADEQUATE WORKING CAPITAL, CURRENT DEFAULT UNDER CAPITAL LEASES AND OTHER LOAN OBLIGATIONS AND OTHER FACTORS DISCLOSED THROUGHOUT THIS FORM 10-QSB. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT, INCLUDING THE DISCUSSION SET FORTH IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS," AND IN THE COMPANY'S OTHER REGISTRATION STATEMENTS AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

REVENUES

For the quarter ended September 30, 1998, revenues decreased to $164,895 from $1,135,462 for the quarter ended September 30, 1997. Revenues consisted primarily of sales of TN grade ITO coated glass. The majority of the Company's customers for ITO coated glass are Asian liquid crystal display (LCD) manufacturers and the Company believes that the decrease in revenue is due primarily to the economic slowdown in Asia. In addition, these Asian manufacturers had accumulated large inventories of raw materials in response to the shortages experienced during 1996 and 1997. These customers have delayed delivery of existing orders, and have not placed new orders pending the reduction in these inventories.

For the nine months ended September 30, 1998, revenues increased to $2,775,007 from $2,571,321 for the nine months ended September 30, 1997. Revenues consisted primarily of sales of TN grade ITO coated glass. The increase in revenue is due to a per unit selling price increase due to a change in customer mix. In 1997 the majority of the Company's sales were to a customer who supplied their own glass, therefore the unit selling price was for coating only. In 1998 this customer accounted for substantially less of the Company's total sales and sales to other customers include both coating and glass revenue components. In May of 1998 the demand for the Company's ITO coated glass decreased. The majority of the

Company's customers for ITO coated glass are Asian liquid crystal display (LCD) manufacturers and the Company believes that the decrease in demand is due primarily to the economic slowdown in Asia. In addition, these Asian manufacturers had accumulated large inventories of raw materials in response to the shortages experienced during 1996 and 1997. These customers have delayed delivery of existing orders, and have not placed new orders pending the reduction in these inventories.

The market price for TN grade ITO coated glass has decreased by approximately 20%. The Company believes that this decrease is due to excess supply of ITO coated glass related to the current Asian economic slowdown. The Company expects the price of ITO coated glass to stabilize in the first quarter of 1999, but does not currently expect prices to return to their former levels. The Company expects its production costs to drop when its P-3 line is completed and is available for production. The Company believes that with this high-volume production line it will be able to effectively compete in the ITO market. In addition, the Company is actively pursuing additional selling agents and new customers in Asia and in Europe to obtain orders to fill this capacity once the line becomes operational. The Company is also developing full-scale production processes for several new products, such as high-reflection front-surface mirrors, touch screen panels, and anti-static photocopier top glass in an effort to reduce its dependence on a single product line. Based on recent discussions with its Asian selling agents and current customers, management believes the current market slowdown is temporary and expects deliveries to existing customers to resume their previous levels in 1999. The anticipated return to previous shipping levels is not likely to occur soon enough to result in significant increases in revenue during the fourth quarter.

GROSS LOSS

Gross loss was $557,794 for the quarter ended September 30, 1998, compared to gross loss of $7,303 for the quarter ended September 30, 1997. The decline in margins was due primarily to lower unit sales volumes which resulted in higher costs per unit due to the high level of fixed costs in the Company's manufacturing process and, to a lesser extent, a decline in the market price of ITO coated glass. In the 1998 quarter cost of sales consisted primarily of fixed costs and production costs associated with pilot-level production, product development and production of samples for prospective customers. Cost of sales consists of substrate costs, target material costs, labor and overhead related to the Company's manufacturing operations.

Gross loss was $809,926 for the nine months ended September 30, 1998, compared to gross loss of $573,886 for the nine months ended September 30, 1997. The decrease in margins was due to the lower unit sales volume since May of 1998 and the high level of fixed costs in the Company's manufacturing process. In addition, cost of sales for the 1998 period included production costs associated with pilot-level production, product development and production of samples for prospective customers.

PROCESS AND PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Process and product development and engineering expenses increased to $224,555 in the third quarter of 1998 from $223,591 in the third quarter of 1997. These expenses consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. The increase in 1998 was due primarily to increased personnel expenses incurred while the Company undertook manufacturing process development on its P-2 and P-3 production lines. During the 1997 quarter, many of the costs associated with such equipment were capitalized as a cost of construction in progress. Costs incurred during 1998 related to manufacturing process development did not qualify as capital expenditures and were expensed.

Process and product development and engineering expenses increased to $775,931 in the nine months ended September 30, 1998 from $425,761 for the nine months ended September 30, 1997. The increase in 1998 was due to the factors discussed above related to the P-2 and P-3 lines. The Company has reduced its engineering and process staff and anticipates that product and process development and engineering expenses will be less in the future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $341,703 for the quarter ended September 30, 1998 from $614,347 for the quarter ended September 30, 1997. These expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as office supplies, depreciation, bad debt and professional fees. The decrease is primarily a result of decreased professional fees related to various legal matters in which the Company is involved and staff reductions in response to the revenue decreases.

General and administrative expenses decreased to $1,269,595 for the nine months ended September 30, 1998 from $1,383,368 for the nine months ended September 30, 1997. The decrease is primarily a result of decreased professional fees related to various legal matters in which the Company is involved, as well as legal fees related to the private debt placements that the Company has undertaken. Most of the legal issues have been settled, although some only tentatively, and the Company expects future legal fees to continue to decline as these matters are finally settled. See further discussion of these matters in Part II, Item 1. Legal Proceedings. In addition, the administrative staff reductions implemented in the third quarter of 1998 contributed to the decrease.

SELLING AND MARKETING

Selling and marketing expenses decreased to $28,068 for the quarter ended September 30, 1998 from $88,964 for the quarter ended September 30, 1997. These expenses consisted principally of compensation costs for sales personnel, commissions, travel expenses, trade show expenses, and freight out costs. The decrease is due primarily to decreased freight out costs on the lower volume of unit sales during the 1998 quarter.

Selling and marketing expenses decreased to $196,695 for the nine months ended September 30, 1998 from $335,452 for the nine months ended September 30, 1997. The decrease is due to decreases in salaries, trade shows, consulting fees, and decreased freight out costs on the lower volume of unit sales during 1998 offset partially by increases in sales commissions to independent sales agents. Because sales commissions are the most significant component of this category, the Company expects selling expenses to increase as revenues increase during the 1999. The Company also plans to increase staffing in its sales and marketing department later in 1999 to better analyze the market demand for the various new products it is planning to introduce in the future.

ASSET IMPAIRMENT CHARGES

In response to current market conditions, the Company's debt and lease defaults, significant past-due accounts payable, and cash flow shortage, the Company has determined that it is necessary to sell the P-1 and P-2 production lines. During the third quarter of 1998, the Company has made significant progress in completing the P-3 production line and expects that line to be fully operational in the fourth quarter of 1998. The expected capacity of the P-3 line is more than the combined capacity of the P-1 and P-2 lines and is expected to be sufficient to meet the Company's estimated demand for ITO coated glass for the foreseeable future. Any proceeds from the equipment sales will be used to reduce debt and for working capital purposes. However, even with these proceeds, the Company may still not be able to satisfy its projected working capital and capital expansion requirements.

During the third quarter of 1998, the Company decided to sell the P-1 and P-2 production lines. However, because the P-3 line is not yet available for production, the P-1 and P-2 have not been classified as "assets to be disposed of."

As a result of reductions in the market price for ITO coated glass experienced during the third quarter of 1998 and a continued softness in market demand, cash flows from anticipated P-1 and P-2 production from September 30, 1998 through the date of disposal are expected to be nominal. Accordingly, management has estimated the future undiscounted cash flows to be generated from the P-1 and P-2 lines based upon the expected net proceeds from the sale of these assets. Based upon this analysis, the carrying value of these assets exceeded the estimated net proceeds from the sale by $2,162,000 indicating that these assets are impaired at September 30, 1998. Accordingly, during the third quarter of 1998, the

Company recorded an impairment charge to reduce the carrying value of these assets to their estimated fair value.

Due to the nature of these assets, the extremely competitive ITO market, and the Company's inability to wait for the market to stabilize, it is very difficult to estimate the net proceeds to be realized upon the sale of the assets. Accordingly, as management continues to market these assets, it is possible that additional write-downs may be required and such write-downs may be significant.

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

NET INTEREST EXPENSE

For the quarter ended September 30, 1998, the Company had net interest expense of $45,806 compared to net interest income of $20,216 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the Company had net interest expense of $93,358 compared to net interest income of $73,548 for the nine months ended September 30, 1997. The increase in net expense in the 1998 quarter and for the nine months ended September 30, 1998 is due largely to the interest the Company is incurring on borrowings under the working capital line of credit which the Company obtained in December 1997 and the convertible debt financing obtained in March and July 1998. Interest is no longer being recorded with respect to certain capital lease obligations since the Company has accrued all future gross lease payments as a result of the Company being in default of these agreements. Interest on long-term debt being used to finance capital expansion is capitalized into construction in progress. The Company anticipates that net interest expense will increase in the future as long-term borrowings increase and as construction projects become completed and such interest amounts can no longer be capitalized.

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

In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 (based on a Black-Scholes valuation) to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the tentative settlement, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between the date of the tentative settlement and final approval by the court. The settlement is also contingent upon the Company's common stock being listed on a national stock exchange and the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses aggregating $22,147,805 since its inception, and incurred negative cash flows from operating activities of $3,954,254 for the nine months ended September 30, 1998. In addition, at September 30, 1998, the Company had a working capital deficiency of $11,051,700. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At September 30, 1998, the Company was not in compliance with the terms of two lease agreements and certain loan obligations and has been unable to cure or obtain waivers for the defaults. Under the terms of the leases, in the event of a default, the Company can be required to immediately pay all future lease payments under the lease. During the first quarter of 1998, the lessor demanded payment of such amounts and requested the trustee holding the $2,250,000 in marketable securities which had been held as a compensating balance to liquidate the account and forward the proceeds to the lessor in partial payment of amounts owed by the Company. The Company has reached an agreement in principal with the lender to restructure the defaulted leases, and management expects to finalize the proposed restructuring of the leases during the fourth quarter of 1998. The restructuring, which is subject to certain approvals by the lender and completion of final documentation, requires an immediate payment of approximately $131,000 and monthly payments of $27,500 over the 24-month term of the lease. The proposed restructured lease would require a balloon payment of $1,800,000 at the end of the lease, but would contain incentive buyout options at earlier times during the lease. However, because the restructuring is subject to certain approvals by the lender and other conditions beyond the control of the Company, it is possible the Company may be unable to ultimately consummate this transaction as it is currently proposed.

In the third quarter of 1998, the Company was unable to make the principal and interest payments required on the $1,100,000 shareholder loan. The Company has not yet resolved the defaults on this loan. Under the terms of the loan, in the event of a default, the Company can be required to immediately repay all principlal and accrued interest. Accordingly, the entire principle and accrued interest balances of approximately $1,099,000 and $116,000, respectively, have been classified as current liabilities at September 30, 1998.

In the third quarter of 1998, the Company was unable to continue to make payments required under the terms of the shareholder loan discussed above. The Company has not yet resolved the defaults on this loan. Under the terms of the convertible notes, in the event of a default on any financial obligation, the Company is in default on the convertible notes and can be required to immediately repay all principal and accrued interest. Accordingly, the entire principal and accrued interest balances of approximately $4,796,000 and $192,000, respectively, have been classified as current liabilities at September 30, 1998.

Management is continuing its efforts to control costs, diversify its product lines, and secure orders from new customers so the Company can meet its obligations and sustain its operations. As discussed in more detail under "Asset Impairment Charges" above, however, management has determined that it will be necessary to sell certain production assets in order to achieve these objectives. As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $75,575 and net accounts receivable of $303,033, as well as an $833,000 transaction-specific working capital line of credit against which there were borrowings of $516,526 outstanding as of September 30, 1998. In July of 1998 the Company entered into a $2,500,000 private debt placement. At September 30, 1998, $1,296,000 had been advanced under the terms of the note. This financing is intended to allow the Company to complete the construction and installation of its P-2 (completed during the third quarter) and P-3 production lines, sustain its operations during the current market slowdown, as well as allow for the potential early buyout on a pending lease restructuring on the defaulted lease obligations discussed above. The funding of a portion of this debt placement is contingent upon a number of factors, including the consummation of the pending restructured lease agreement and the ability of the Company to attain certain production and cash flow levels. Due to the uncertainties surrounding the timing of the reversal of the current slowdown in the market for the Company's existing products and the Company's ability to generate sales of new products to new customers, management believes that the Company's existing sources of liquidity and anticipated funds from operations, combined with the balance of the proceeds to be received from the $2,500,000 private debt placement, will be insufficient to satisfy the Company's projected working capital and capital expansion requirements.

In response to the current market conditions, the Company's debt and lease defaults, significant past due accounts payable, and cash flow shortage, the Company has determined that it is necessary to sell the P-1 and P-2 production lines. During the third quarter of 1998, the Company has made significant progress in completing the P-3 production line and expects that line to be fully operational in the fourth quarter of 1998. The expected capacity of the P-3 line is more than the combined capacity of the P-1 and P-2 lines and is expected to be sufficient to meet the Company's estimated demand for ITO coated glass for the foreseeable future. Any proceeds from the equipment sales will be used to reduce debt and for working capital purposes. However, even with these proceeds the Company may still not be able to satisfy its projected working capital and capital expansion requirements.

The net cash used in operating activities for nine months ended September 30, 1998 was $3,954,254 due principally to the net loss for the period which was partially offset by non-cash charges for depreciation, arbitration settlement expenses, and asset impairment charges. Increases in inventory used $463,770 in cash during the nine months ended September 30, 1998. The Company also paid the $1,500,000 settlement to its former Chinese joint venture partner in April 1998.

Cash used in investing activities was $1,511,633 for the nine months ended September 30, 1998. This cash was used for the purchase of equipment and leasehold improvements, primarily in connection with the Company's P-2 and P-3 production lines.

Cash to fund operations and capital expansion totaling $5,495,354 was provided by financing activities during the nine months ended September 30, 1998. These funds consisted primarily of $4,830,160 from private debt placements, as well as borrowings under the Company's working capital line of credit, and the issuance of common stock pursuant to warrants exercised.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company's future operating results may fluctuate significantly due to factors such as the timing of new product announcements and introductions by the Company, its major customer and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix, changes in the level of operating expenses, inventory obsolescence and asset impairments, competitive pricing pressures, the gain or loss of significant customers, increased product and process development costs associated with new product introductions, the timely completion of construction and installation of new manufacturing equipment, the impact of pending litigation and general economic conditions. All of the above factors are difficult for the Company to forecast, and these and other factors may materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's current expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's financial condition, operating results, and cash flows.

YEAR 2000

As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company's accounting and manufacturing systems include new hardware which the manufacturers represent to be Year 2000 compliant and packaged software purchased from large vendors who have indicated that there are updates available to these systems which are Year 2000 compliant. The Company plans to purchase such software updates and perform tests to verify that these assertions are true. The Company has not yet developed a contingency plan in the event it is unable to implement such upgrades or the vendors' assertions prove to be untrue. Failure by the Company to address its Year 2000 issues in a timely manner could have a material adverse effect on the Company's business.

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

In April 1998, all parties to the lawsuit participated in a mediation, and a tentative settlement was reached, subject to approval by the court. Under the terms of this tentative settlement, the Company has agreed to pay $50,000 in cash, issue five-year warrants valued at up to $500,000 to purchase common stock of the Company for $4.00 per share, and issue shares of common stock worth $1,725,000 less the value of shares of the Company's stock being contributed by another defendant. The Company's estimated liability under this settlement, based on the market price of the Company's common stock as of the date of the tentative settlement, is $2,050,000. This estimate is subject to change based on fluctuations in the market price of the Company's common stock between now and final approval by the court. The settlement is also contingent upon the Company's common stock becoming listed on a stock exchange and the registration of the common stock and the common stock issuable upon exercise of the warrants within a six-month period following the date of the tentative settlement. Because of these contingencies, certain of which are beyond the control of the Company, it is possible the Company may be unable to ultimately consummate this settlement as it is currently proposed.

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

In the third quarter of 1998, the Company was unable to make the principal and interest payments required on the $1,100,000 shareholder loan. The Company has not yet resolved the defaults on this loan. Under the terms of the loan, in the event of a default, the Company can be required to immediately repay all principal and accrued interest.

In the third quarter of 1998, the Company was unable to continue to make payments required under the terms of the shareholder loan discussed above. The Company has not yet resolved the defaults on this loan. Under the terms of the convertible notes, in the event of a default on any financial obligation, the Company is in default on the convertible notes and can be required to immediately repay all principal and accrued interest.

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

ITEM 6.

a.      Exhibits
        27     Financial Data Schedule

b.      Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         /s/ Paul T. Fink
Dated November 19, 1998                  ----------------------------------
                                         Paul T. Fink,
                                         President, Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT                                                               PAGE
NUMBER                                                               NUMBER

  27        Financial Data Schedule